Form 10-Q
period 2026-03-31
Rank One Computing Corp
filed 2026-05-15
CIK 2077709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_____________

Commission File Number 001-43137

RANK ONE COMPUTING CORPORATION

(Exact name of registrant as specified in charter)

Colorado	47-3970528
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1290 Broadway, Suite 1200, Denver, CO	80203
(Address of principal executive offices)	(Zip Code)

(303) 317-6118

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	ROC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

As of May 8th, 2026, there were 19,080,127 shares of the registrant’s common stock outstanding.

NOTE REGARDING COMPANY REFERENCES

Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” “our business,” “Rank One Computing,” and “ROC” refer to Rank One Computing Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “will,” “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” “potential,” “continue,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC”). The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Rank One Computing Corporation

 RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$16,616,852	$270,560
Accounts receivable net of allowance for credit losses of $60,380 and $161,723, respectively	2,939,289	4,155,230
Prepaid expenses and other current assets	472,765	420,785
Total Current Assets	20,028,906	4,846,575

Property and equipment, net	444,970	268,569
Intangible assets, net	5,139	5,519
Operating lease right-of-use asset	1,017,640	1,088,181
Capitalized software	1,133,413	726,582
Other Assets	38,347	30,195
Total Non-Current Assets	2,639,509	2,119,046

Total Assets	$22,668,415	$6,965,621

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,685,951	$2,802,961
Deferred revenue	1,292,782	1,382,995
Line of credit	237,812	1,839,891
Operating lease liabilities short-term	312,403	306,113
Total Current Liabilities	3,528,948	6,331,960

Operating lease liabilities	831,488	912,229
Deferred tax liability	13,703	13,703
Total Long-Term Liabilities	845,191	925,932

Total Liabilities	4,374,139	7,257,892

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit):
Common stock, par value $0.01; 100,000,000 shares authorized; 19,080,127 and 15,021,650 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	190,801	150,217
Additional paid-in capital	25,810,612	4,226,455
Accumulated Deficit	(7,707,137)	(4,668,943)
Total Stockholders’ Equity (Deficit)	18,294,276	(292,271)
Total Liabilities and Stockholders’ Equity (Deficit)	$22,668,415	$6,965,621

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025

Sales	$2,548,642	$3,173,522
Cost of sales	542,994	659,738
Gross profit	2,005,648	2,513,784

Operating Expenses
Selling, general and administrative	2,933,221	1,976,717
Research and development	2,087,767	1,554,246
Loss from Operations	(3,015,340)	(1,017,179)

Other Income (Expense)
Interest expense	(19,418)	(10,200)
Other expense	(3,436)	-
Total Other Income (Expense)	(22,854)	(10,200)

Loss before benefit from income taxes	(3,038,194)	(1,027,379)

Provision (Benefit) from income taxes	-	(290,813)

Net Loss	$(3,038,194)	$(736,566)

Loss per Share – Basic	$(0.18)	$(0.05)
Loss per Share – Diluted	$(0.18)	$(0.05)
Weighted Average Number of Shares – Basic	16,624,897	14,985,411
Weighted Average Number of Shares – Diluted	16,624,897	14,985,411

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Par	Capital	Deficit)	(Deficit)

Balance January 1, 2026	15,021,650	$150,217	$4,226,455	$(4,668,943)	$(292,271)
Stock-based compensation	—	—	142,470	—	142,470
Issuance of common stock from initial public offering, net of issuance costs	4,058,477	40,584	21,441,687	—	21,482,271
Net Loss	—	—	—	(3,038,194)	(3,038,194)
Balance, March 31, 2026	19,080,127	$190,801	$25,810,612	$(7,707,137)	$18,294,276

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Par	Capital	Deficit)	(Deficit)

Balance January 1, 2025	14,985,411	$149,854	$3,692,515	$(1,992,097)	$1,850,272
Stock-based compensation	—	—	89,819	—	89,819
Net Loss	—	—	—	(736,566)	(736,566)
Balance, March 31, 2025	14,985,411	$149,854	$3,782,334	$(2,728,663)	$1,203,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(3,038,194)	$(736,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	142,470	89,819
Depreciation and amortization	39,347	34,649
Non-cash lease expense	87,711	88,084
Non-cash line of credit fees	32,830	—
Change in expected credit losses	(36,343)	—
Changes in Assets and Liabilities:
Accounts receivable, net	1,252,284	362,778
Prepaid expenses and other current assets	(51,980)	180,684
Other assets	(8,152)	—
Deferred taxes	—	(290,813)
Accounts payable and accrued expenses	(1,117,010)	430,895
Deferred revenue	(90,213)	(496,639)
Lease liability	(91,622)	(86,646)
Net Cash Used In Operating Activities	(2,878,872)	(423,755)

Cash Flows from Investing Activities:
Capitalized software	(406,831)	(206,250)
Purchase of fixed assets	(215,368)	—
Net Cash Used in Investing Activities	(622,199)	(206,250)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	21,482,271	—
(Repayments to) proceeds from the line of credit, net	(1,634,908)	108,481
Net Cash Provided by Financing Activities	19,847,363	108,481

Net Increase (Decrease) In Cash	16,346,292	(521,524)
Cash, Beginning of Year	270,560	726,436
Cash, End of Period	$16,616,852	$204,912

Supplemental Disclosures:
Cash paid for interest	$5,712	$1,302

NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued with initial public offering	$936,042	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANK ONE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Initial Public Offering

On February 19, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with The Benchmark Company, LLC, acting as the representative of the several underwriters (the “Representative”), for a firm commitment underwritten initial public offering (the “IPO”). Pursuant to the Underwriting Agreement, the Company agreed to sell to the Representative an aggregate of 4,000,000 shares of the Company’s common stock at an offering price of $6.00 per share.

On February 23, 2026, the Company consummated the closing of our IPO, generating gross proceeds of approximately $24,000,000, before deducting underwriting discounts and offering expenses.

On March 26, 2026, the Representative partially exercised the over-allotment option pursuant to the Underwriting Agreement. As a result of the partial exercise of the over-allotment option, the Company received additional gross proceeds of $350,862 for the offer and sale of 58,477 shares of common stock, before underwriting discounts, commissions, and offering expenses.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2026.

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its financial statements and related disclosures.

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

Inventories

Inventory, which consists of hardware for installation, is stated at cost. Due to the nature of our deployments inventory turnover is quick, with most items moving from receipt to installation within a short period of time. As of March 31, 2026 and December 31, 2025, the Company has $34,470 and $26,563 of inventory respectively. These amounts are recorded in prepaid expenses and other current assets on the Balance Sheets.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and lease commitments. Management believes the estimated fair value of these accounts on March 31, 2026, approximate their carrying value as reflected in the balance sheet due to their short-term nature. The carrying values of the Company’s Operating lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of equity instruments)

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has not previously experienced any losses related to these balances. The uninsured cash balance as of March 31, 2026, and December 31, 2025, was $16.1 and $0.0 million, respectively. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States. The table below details (1) the percentage of overall Accounts Receivable for customers that represented 10% or more of the total as of the end of each period and (2) the percentage of overall Revenue for customers that represented 10% or more of the total during each period.

	% of Total Accounts Receivable		% of Total Revenue
	As of		Three months ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Customer A	22%	-	26%	-
Customer B	22%	-	22%	-
Customer C	14%	11%	-	-
Customer D	-	16%	-	-
Customer E	-	15%	-	14%
Customer F	-	-	-	10%
Customer G	-	-	-	18%

Prior-year customer concentration information has been reclassified to include unbilled accounts receivable to conform to the current-year presentation. This reclassification had no impact on the Company’s consolidated balance sheets, statements of operations, or cash flows.

Reclassifications

Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial to the financial statements and had no impact on previously reported net loss, total assets, total liabilities, stockholders’ equity, or the previously reported net decrease in cash and cash equivalents.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Three months ended March 31, 2026	Year ended December 31, 2025
Beginning balance	$161,723	$60,040
Provision	(36,343)	101,683
Write-offs(1)	(65,000)	-
Ending Balance	$60,380	$161,723

(1)	Amounts written off as of March 31, 2026 were fully reserved as of December 31, 2025.

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

Loss Contingencies

The Company accrues for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When the reasonably possible loss or range of loss can be estimated, the Company discloses the estimate; otherwise, the Company discloses that an estimate cannot be made. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue Recognition

The Company’s revenue primarily consists of sales of software licenses for our products (ROC SDK, ROC Watch, ROC ABIS, and ROC Enroll), which generally include post-contract customer support, sales of bundled security solutions that combine our software with cameras, hardware devices, and installation services, and research and development services performed under U.S. government and commercial contracts.

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

In the following tables, revenue is disaggregated by major product line, geographic area based on customer location, and the timing of revenue recognition for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
	2026	2025
ROC SDK	$1,322,301	$1,677,506
ROC Watch	889,480	502,648
ROC ABIS	69,821	19,667
ROC Enroll	41,896	237,645
Total Product Revenue	2,323,498	2,437,466
R&D Contracts	225,144	736,056
Total Revenue	$2,548,642	$3,173,522

	United States	Other	Total
Revenue for the three months ended March 31, 2026	$2,274,762	$273,880	$2,548,642

Revenue for the three months ended March 31, 2025	$2,695,723	$477,799	$3,173,522

	2026	2025
Timing of revenue recognition
Products transferred at a point in time	$1,779,752	$1,896,365
Products and services transferred over time	768,890	1,277,157
Total Revenue	$2,548,642	$3,173,522

Each of the Company’s significant performance obligations and the Company’s application of ASC 606 to its revenue arrangements is discussed in further detail below.

Standalone Software License and Support

The Company sells software licenses that include post-contract support (“PCS”) to customers for its Vision AI products, including ROC SDK, ROC Watch, ROC ABIS, and ROC Enroll. The Company’s software license arrangements are sold as perpetual or time-based, and in both cases software license revenue is recognized at a point in time when the license key is provided to the end user. Certain license arrangements include consumption-based pricing under which the customer pays a fixed minimum license fee, recognized at a point in time upon delivery of the license key, with incremental fees for usage above the minimum (typically measured on a per-identity-match or per-scan basis). These usage-based overages represent a sales- or usage-based royalty promised in exchange for a license of intellectual property and are recognized in the period in which the underlying usage occurs.

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

Software-as-a-Service (SaaS) Subscription Arrangements

The Company offers certain Vision AI products on a hosted basis, in which the Company hosts the software in its or a third-party provider’s cloud environment and provides the customer with continuous access over a stated subscription term. When the customer does not have the contractual right to take possession of the software at any time during the hosting period without significant penalty, or when it is not feasible for the customer to run the software on its own hardware or to contract with an unrelated third party to host the software, the arrangement is accounted for as a service rather than a software license. For the Company’s hosted arrangements, access to the hosted software, the related ongoing technical support and software updates, and the underlying hosting infrastructure are not capable of being distinct from one another and are accounted for as a single combined performance obligation satisfied over time. Revenue is recognized ratably over the subscription term beginning on the date the customer is granted access to the hosted environment. Implementation and other professional services that do not significantly modify or customize the hosted functionality are accounted for as separate performance obligations and recognized as the services are performed.

Bundled Security Solutions

The Company sells bundled security solutions consisting of hardware (including cameras and computing devices), software licenses, installation services, and post-contract support (“PCS”), which are deployed at customer locations to monitor activity and identify people, vehicles, and other objects. Hardware and software license revenue is recognized at a point in time upon delivery to the customer site, installation services revenue is recognized over time as the services are performed, and PCS revenue is recognized ratably over the support period.

R&D Contracts

The Company enters into research and development contracts with customers (predominantly U.S. Government agencies and prime contractors, along with select commercial customers) under which the Company provides a license to use the software as part of a stated project, together with professional services to perform custom development, simulations, integration, testing, or other applications of the software in support of the customer’s research or development objectives. Most R&D Contracts are priced on a fixed-fee basis, with certain contracts billed on a usage or “time-and-materials” basis. Hardware and software license revenue is recognized at a point in time upon delivery to the customer site, and professional services revenue is recognized over time, as the services are performed over the contract period.

Contract Receivables

Contract receivables are recorded at the invoiced amount and are uncollateralized, non-interest-bearing client obligations. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and client standing. The Company records contract receivables when revenue recognized on a contract exceeds the billings. Contract receivables were $1,131,556 as of March 31, 2026, as compared to $1,216,073 as of December 31, 2025, and are included in accounts receivable, net on the condensed consolidated balance sheets.

Costs to Obtain Contracts

The Company accounts for incremental costs of obtaining customer contracts (sales commissions) in accordance with ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers. Under the practical expedient permitted by ASC 340-40-25-4, the Company expenses such costs as incurred for contracts with an expected amortization period of one year or less. For contracts with an expected amortization period greater than one year, the Company capitalizes eligible incremental costs if recovery is expected and amortizes the resulting asset on a straight-line basis over the expected period of benefit. The portion of the asset expected to be amortized within twelve months of the balance sheet date is presented within Prepaid expenses and other current assets, with the remainder presented within Other assets on the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, total capitalized commission costs were $48,478 and $32,940, respectively, of which $10,131 and $2,745 are classified as current and $38,347 and $30,195 are classified as long-term. The long-term balances have remaining amortization periods extending through 2030.

Contract Liabilities

Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract in accordance with the prescribed revenue recognition method. During the three months ended March 31, 2026 and 2025, the Company recognized $509,280 and $638,485 in sales that was recorded as deferred revenue as of December 31, 2025 and 2024, respectively.

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in our Deferred Revenue liability balances during the three months ended March 31, 2026 and March 31, 2025 were as follows:

	March 31, 2026	March 31, 2025
Beginning balance	$1,382,995	$1,490,949
Revenue Recognized	(509,280)	(638,485)
Amounts Collected or Invoiced	419,067	141,846
Ending Balance	$1,292,782	$994,310

Determining the Standalone Selling Price (SSP) for Post Contract Support (PCS) Services

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

Determining the Standalone Selling Price (SSP) for Bundled Security Solutions and R&D Contracts

The Company’s contracts for bundled solutions and R&D contracts can contain multiple performance obligations, including a combination of software licenses and related PCS, hardware, installation services, and professional services. The Company determines the SSP for each performance obligation using observable inputs, as follows:

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

Significant Judgment

The Company applies judgment in identifying performance obligations in contracts that include multiple promised goods and services, such as software licenses, hosting arrangements, implementation services, customer support, and other related offerings. In accordance with ASC 606, promised goods or services are evaluated to determine whether they are distinct and therefore accounted for as separate performance obligations, considering the nature of the promise and how the offerings are bundled and delivered to the customer.

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

Significant Financing Component

The Company has elected the practical expedient in ASC 606-10-32-18 and does not adjust the transaction price for the effects of a significant financing component if the period between transfer of goods or services and customer payment is one year or less. The Company evaluated whether any of its contracts contain a significant financing component and concluded that no significant financing component exists in its contracts.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated un-discounted future cash flows. During the three months ended March 31, 2026, and 2025, the Company recognized no impairment charges on long-lived assets.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $43,809 and $24,997 for advertising costs for the three months ended March 31, 2026, and 2025, respectively. Advertising costs are included within selling, general and administrative expenses in the consolidated statements of income.

Research and Development Costs

Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine the Company’s platforms and products services and other IT-related costs, travel costs, and allocated overhead. Research and development costs are expensed as incurred. During the three months ended March 31, 2026, and 2025, the Company recorded approximately $2.1 million and $1.6 million, respectively, in Research and Development expense on the consolidated statements of income.

Software Development Costs

Beginning in 2025, the Company commenced development of a new software project comprising multiple modular components, each with its own development cycle, for which technological feasibility was established prior to general release. For this project, eligible development costs incurred subsequent to the establishment of technological feasibility for specific modules and enhancements are being capitalized in accordance with ASC 985-20. Capitalized amounts are presented as capitalized software within the condensed consolidated balance sheets and will be amortized to cost of sales over the estimated economic life of the related product once available for general release. As of March 31, 2026 and December 31, 2025, the Company had approximately $1.1 million and $0.7 million, respectively relating to capitalized software development costs. No amortization expense related to the project was recorded for the three months ended March 31, 2026 or 2025. The Company expects amortization to commence during the second quarter of 2026 over the estimated useful lives of the project components placed in service. No write-downs to net realizable value were recorded during the three months ended March 31, 2026 or 2025.

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

Estimated volatility is a measure of the amount by which the Company’s asset price is expected to fluctuate each year during the expected life of the award. ROC does not yet have sufficient history of public trading and therefore utilizes the volatility of peer companies.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment.

Benefit Plans

We sponsor a defined contribution retirement savings plan for employees who meet certain eligibility requirements. Under the plan, the Company makes a non-elective contribution equal to 3% of each eligible employee’s compensation, regardless of whether the employee elects to contribute. There is no matching component. Employer contributions vest immediately. Total employer contributions were $96,531 for the three months ended March 31, 2026, and $68,073 for the three months ended March 31, 2025.

Net Loss Per Common Share

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options	9,376,716	8,929,991
Warrants	284,093	-
Total	9,660,809	8,929,991

Note 3 – Prepaids and other current assets

Prepaids and other current assets consist of the following:

	March 31,	December 31,
	2026	2025
Prepaid Expenses	$169,663	$105,394
Prepaid Insurance	233,157	33,941
Inventory	34,470	26,563
Deposits	25,344	25,344
Deferred Offering Costs	-	226,798
Deferred Commission Expense	10,131	2,745
Total prepaids and other current assets	$472,765	$420,785

Offering costs related to the initial public offering completed in February 2026 were deferred and, at closing, offset against gross proceeds and recorded as a reduction of additional paid-in capital (Note 8 – Stockholders’ Equity).

Note 4 – Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,	December 31,
	2026	2025
Computers	$909,118	$693,750
Furniture and fixtures	92,269	92,269
Gross Property and equipment	1,001,387	786,019
Less: Accumulated depreciation	(556,417)	(517,450)
Net property and equipment	$444,970	$268,569

Depreciation expense for the three months ended March 31, 2026 and 2025 was $38,967 and $34,269.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	March 31,	December 31,
	2026	2025
Software	$10,966	$10,966
Less: Accumulated amortization	(5,827)	(5,447)
Net intangible assets	$5,139	$5,519

Amortization expense was $380 for both the three months ended March 31, 2026, and 2025.

Note 6 – Leases

Operating Leases

The Company’s significant operating leases include the following at March 31, 2026:

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

The Company’s lease agreements do not contain material variable lease payments, residual value guarantees, or restrictive covenants. Renewal and termination options are not included in the lease term unless the Company is reasonably certain to exercise such options. As of March 31, 2026, the Company had no renewal or termination options that were reasonably certain to be exercised, and therefore none are reflected in the lease term or related lease liabilities.

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

Operating lease expense, including short term leases, is recognized within cost of sales, selling, general and administrative expense, and research and development expense in the consolidated statements of income, based on the nature of the activities supported by the leased space. The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease:
Fixed lease cost	$87,713	$87,751
Short-term lease cost	18,426	9,353
Total operating lease cost	$106,139	$97,104

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
Operating Leases:

Operating lease right-of-use asset	$1,017,640	$1,088,181

Current operating lease liabilities	$312,403	$306,113
Noncurrent operating lease liabilities	831,488	912,229
Total operating lease liabilities	$1,143,891	$1,218,342

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$91,622	$86,646

Weighted average remaining lease term (in years):
Operating leases	3.39	4.35

Weighted average discount rate:
Operating leases	5.92%	5.96%

At March 31, 2026, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2026(1)	$276,226
December 31, 2027	354,991
December 31, 2028	363,640
December 31, 2029	267,346
December 31, 2030	-
Total lease payments	1,262,203
Less: Amounts representing interest	(118,312)
Total lease obligations	1,143,891
Less: short-term obligations	(312,403)
Total long-term	$831,488

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2026.

As of March 31, 2026, the Company had no additional significant operating or finance leases that had not yet commenced.

Note 7 – Commitments and Contingencies

Line of Credit

The Company maintains a revolving demand line of credit with a bank, collateralized by the Company’s assets, which may be cancelled by either party at any time upon written notice. As amended on December 31, 2025, the facility provides for maximum advances of $2,500,000 at an adjustable rate equal to the Prime Rate plus two percent per annum. At March 31, 2026, the total interest rate was at 8.25%. The line of credit balance outstanding as of March 31, 2026 and December 31, 2025, was $237,812 and $1,839,891, respectively.

Litigation

In March 2026, Eye Corp IT Solutions LLC filed a claim in the High Court of England and Wales (Case No. CL-2026-000062) that named Rank One Computing Corporation and certain other defendants. The claim generally relates to alleged commercial matters, and seeks damages and other relief. The Company was served with the claim form in March 2026, and the matter remains in its preliminary stages. The Company believes the claim is without merit and intends to defend the matter vigorously. Given the early stage of the proceedings, the Company is unable to predict the outcome or estimate a range of reasonably possible loss, if any, that may result from the matter. No accrual for loss contingencies related to this matter has been recorded as of March 31, 2026. While the Company does not currently believe the claim will result in a material adverse effect on its financial condition, results of operations, or cash flows, litigation is inherently uncertain and an unfavorable outcome could differ from this expectation.

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

Initial Public Offering

On February 19, 2026, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with The Benchmark Company, LLC, acting as the representative of the several underwriters (the “Representative”), for a firm commitment underwritten initial public offering (the “Offering”). On February 23, 2026, the Company consummated the closing of the Offering, consisting of 4,000,000 shares of common stock at a public offering price of $6.00 per share. The Company received gross proceeds of approximately $24.0 million and paid approximately $2.9 million in transaction costs. This includes $226,798 of deferred offering costs as of December 31, 2025. See Note 3 for additional information. The Company’s common stock began trading on the Nasdaq Capital Market on February 20, 2026, under the ticker symbol “ROC”.

Pursuant to the Underwriting Agreement, the Company granted the Representative a 30-day option (the “Over-Allotment Option”) to purchase up to an additional 600,000 shares of common stock at the offering price, less the underwriting discount, to cover over-allotments. On March 26, 2026, the Representative exercised a partial overallotment option, resulting in the issuance of an additional 58,477 shares and additional gross proceeds of approximately $0.4 million.

In addition, as partial compensation for services rendered in connection with the Offering, the Company issued to the Representative warrants (the “Representative Warrants”) to purchase an aggregate of 284,093 shares of common stock at an exercise price of $7.50 per share, representing 125% of the public offering price. The Representative Warrants are exercisable beginning August 22, 2026 (for the 280,000 warrants issued at the IPO closing) and August 24, 2026 (for the 4,093 warrants issued at the over-allotment closing), subject to the 180-day lock-up under FINRA Rule 5110(e), and expire on February 19, 2031. The warrants had a fair value of $936,042 at the time of issuance.

Option Plan Details

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

During the three months ended March 31, 2026 and 2025, there were no stock options exercised into shares of Common Stock.

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

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2026	9,376,716	$2.16	6.81
Options Granted	—	—	—
Exercised	—	—	—
Expired/Cancelled	—	—	—
Options Outstanding at March 31, 2026	9,376,716	$2.16	6.56

Options Exercisable at March 31, 2026	5,674,780	$1.98	6.18

Share-based compensation expense recognized for stock options granted totaled $142,470 and $89,819 for the three months ended March 31, 2026 and 2025, respectively.

The intrinsic value of outstanding stock options as of March 31, 2026 and December 31, 2025 was $45,309,086 and $4,801,673, respectively.

Warrants

In connection with the Company’s initial public offering completed in February 2026 and the subsequent exercise of the underwriters’ over-allotment option in March 2026, the Company issued an aggregate of 284,093 Representative’s Warrants to The Benchmark Company, LLC as compensation pursuant to the underwriting agreement. The Representative’s Warrants have an exercise price of $7.50 per share (125% of the $6.00 IPO offering price), are exercisable beginning August 22, 2026 for the 280,000 warrants issued at the IPO closing and August 24, 2026 for the 4,093 warrants issued at the over-allotment closing, in each case subject to the 180-day lock-up under FINRA Rule 5110(e), and expire February 19, 2031. Unexercised warrants are subject to automatic cashless exercise on the termination date. The Representative’s Warrants include a 9.99% beneficial ownership limitation, one demand registration right, and piggyback registration rights.

The Company concluded that the Representative’s Warrants qualify for equity classification under ASC 480 and ASC 815-40. The warrants were measured at fair value on their respective issuance dates using the Black-Scholes option pricing model with the assumptions shown below. The aggregate fair value of $936,042 was recorded as a non-cash issuance cost with an offsetting credit to additional paid-in capital, resulting in no net impact on stockholders’ equity. As equity-classified instruments, the Representative’s Warrants are not remeasured after initial recognition.

	IPO Closing	Over-allotment Closing
Date of issuance	February 23, 2026	March 26, 2026
Warrants issued	280,000	4,093
Exercise price	$7.50	$7.50
Risk-free rate	3.59%	4.08%
Volatility	69%	69%
Aggregate fair value	$918,860	$17,182

As the exercise price of $7.50 exceeded the Company’s average stock price during the three months ended March 31, 2026, the Representative’s Warrants were antidilutive and excluded from diluted earnings per share. All 284,093 Representative’s Warrants remain outstanding and unexercised as of March 31, 2026.

Note 9 – Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying an estimated annual effective tax rate to its year-to-date pretax results, adjusted for discrete items recognized during the period. For the three months ended March 31, 2026, the Company determined that an estimated annual effective tax rate could not be reliably calculated because relatively small changes in projected pretax results produce significant changes in the estimated annual effective rate. Accordingly, the Company computed its income tax provision using the actual year-to-date results.

For the three months ended March 31, 2026, the Company recorded no provision for or benefit from income taxes, compared to a benefit of $290,813 for the three months ended March 31, 2025. No tax benefit was recognized on the pretax loss for the current period because the Company maintains a full valuation allowance against its U.S. federal and state net deferred tax assets, as more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management continues to evaluate the realizability of its deferred tax assets each reporting period; the valuation allowance will be reduced when management concludes it is more likely than not that some or all of the deferred tax assets will be realized.

The deferred tax liability of $13,703 at March 31, 2026 and December 31, 2025 represents the residual net position of taxable temporary differences (primarily depreciation and accrual-to-cash adjustments) that exceed the deductible temporary differences supportable by reversal scheduling, after application of the valuation allowance.

No material changes occurred during the three months ended March 31, 2026 in the Company’s positions with respect to unrecognized tax benefits.

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

The Company’s total revenue for the single reportable segment is presented at Note 2, which includes a disaggregation of revenue by product, revenue by geographic location, and significant revenue concentrations for the three months ended March 31, 2026 and 2025, respectively.

	March 31,	March 31,
	2026	2025
Total Revenue	$2,548,642	$3,173,522

Products and services

The Company generates revenue from the following major product and service categories:

	Three Months Ended March 31,
	2026	2025
ROC SDK	$1,322,301	$1,677,506
ROC Watch	889,480	502,648
ROC ABIS	69,821	19,667
ROC Enroll	41,896	237,645
Total Product Revenue	2,323,498	2,437,466
R&D Contracts	225,144	736,056
Total Revenue	$2,548,642	$3,173,522

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has determined that no events or transactions have occurred subsequent to March 31, 2026 that would require recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial position as of March 31, 2026 and the results of our operations for the three months ended March 31, 2026 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Revenue

Our revenue primarily consists of sales of software licenses for our products (ROC SDK, ROC Watch, ROC ABIS, and ROC Enroll), which generally include post-contract customer support, sales of bundled security solutions that combine our software with cameras, hardware devices, and installation services, and research and development services performed under contracts predominantly with the U.S. Government and government-adjacent customers and with select commercial customers.

Cost of Sales

Cost of sales consists primarily of personnel-related costs (including salaries, benefits, and stock-based compensation) for employees who provide customer support and deliver research and development services under customer contracts, the cost of cameras, hardware devices, and installation services for our bundled security solutions, and technology infrastructure costs.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, and research and development.

Research and Development

Research and development expenses consist primarily of personnel-related costs for our research and engineering personnel, fees paid to third-party contractors and consultants supporting our research and development activities, costs of research supplies and software development tools, and allocated facilities and information technology costs. Research and development costs are expensed as incurred, except for software development costs that qualify for capitalization under ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed.

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

Recent Developments

Initial Public Offering

On February 19, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with The Benchmark Company, LLC, acting as the representative of the several underwriters (the “Representative”), for a firm commitment underwritten initial public offering (the “IPO”). Pursuant to the Underwriting Agreement, the Company agreed to sell to the Representative an aggregate of 4,000,000 shares of the Company’s common stock at an offering price of $6.00 per share.

On February 23, 2026, the Company consummated the closing of our IPO, generating gross proceeds of approximately $24,000,000, before deducting underwriting discounts and offering expenses.

On March 26, 2026, the Representative partially exercised the over-allotment option pursuant to the Underwriting Agreement. As a result of the partial exercise of the over-allotment option, the Company received additional gross proceeds of $350,862 for the offer and sale of 58,477 shares of common stock, before underwriting discounts, commissions, and offering expenses.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Revenue

We define Product Revenue as the aggregate revenue recognized from our four commercial software product lines: ROC SDK, ROC Watch, ROC ABIS, and ROC Enroll. Product Revenue is derived directly from amounts presented in our consolidated statements of operations and excludes revenue from research and development contracts, which consist of customer-funded development services performed under U.S. Government and similar arrangements.

Management uses Product Revenue as an indicator of the commercial adoption of our software offerings and to evaluate the performance of our go-to-market activities. Product Revenue isolates revenue generated from productized software from revenue earned under research and development contracts, which are generally project-specific and non-recurring in nature.

Product Revenue should be considered in conjunction with, and not as a substitute for, total revenue and other measures presented in accordance with U.S. GAAP.

The following table sets forth our financial results for the periods indicated. All information is derived from the statements of income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
ROC SDK	$1,322,301	$1,677,506	$(355,205)	(21)%
ROC Watch	889,480	502,648	386,832	77%
ROC ABIS	69,821	19,667	50,154	255%
ROC Enroll	41,896	237,645	(195,749)	(82)%
Total Product Revenue	2,323,498	2,437,466	(113,968)	(5)%
R&D Contracts	225,144	736,056	(510,912)	(69)%
Total Revenue	$2,548,642	$3,173,522	$(624,880)	(20)%
Cost of sales	542,994	659,738	(116,744)	(18)%
Gross Profit	$2,005,648	$2,513,784	$(508,136)	(20)%
Gross Margin	79%	79%

Revenue decreased by $624,880, or 20%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Product revenues declined by $113,968, or 5%, compared to the prior year quarter, primarily reflecting lower revenues from ROC SDK and ROC Enroll, partially offset by growth in ROC Watch and ROC ABIS. R&D contract revenue decreased by $510,912, or 69%, primarily attributable to the completion of a significant prior-year R&D program, with new R&D contract activity in the current quarter occurring at a smaller scale.

The pace of new contract awards and customer order placement during the quarter was also affected by lingering effects of the U.S. federal government funding lapse that occurred during the period from October 1, 2025 through November 12, 2025. Although the funding lapse ended prior to the start of the current quarter, it constrained federal procurement and contracting activity through late 2025, which delayed certain customer purchasing decisions, contract awards, and program authorizations that we believe would otherwise have advanced during the three months ended March 31, 2026. As discussed in the “Risk Factors” section of our 2025 Annual Report, the timing of our sales cycles is influenced by U.S. Government budgeting, appropriation, and procurement cycles, and disruptions to those cycles may delay customer purchasing decisions and the timing of revenue recognition.

Despite these timing impacts, the Company experienced continued traction in ROC Watch sales, new pilot deployments, and increased customer engagements during the quarter. The Company also went live with multiple early-adopter pilot deployments of its ROC ABIS product offering, demonstrating directional traction in this emerging product area. These trends reflect continued underlying demand for the Company’s platform product offerings and support the progression of deployments into larger programs over time, consistent with the Company’s land-and-expand strategy.

Operating Expenses

The following table sets forth selected operating data for the periods indicated. All information is derived from the statements of income for the three months ended March 31, 2026 and March 31, 2025, and we provide additional explanation below.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Selling, general and administrative	$2,933,221	$1,976,717	$956,504	48%
Research and development	2,087,767	1,554,246	533,521	34%
Operating Expenses	$5,020,988	$3,530,963	$1,490,025	42%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $956,504, or 48%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by higher personnel-related costs associated with continued investment in our business development and administrative functions to support the growth of our product offerings and markets served. The increase also reflects higher professional services expenses, including legal and accounting fees, and incremental costs associated with operating as a public company. These investments are aligned with our continued focus on operational execution and scaling the organization to support future growth.

Research and Development

Research and development expenses increased by $533,521, or 34%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher labor costs associated with growth in R&D headcount, reflecting continued investment in the development and enhancement of our platform and products. These investments are focused on expanding platform capabilities and functionality to address evolving customer requirements across our target markets.

Other Income and Expenses

	Three months ended March 31,		Change
	2026	2025	Amount	%
Interest expense	(19,418)	(10,200)	(9,218)	90%
Other expense	(3,436)	—	(3,436)	—
Total Other Income (Expense)	$(22,854)	$(10,200)	$(12,654)	124%

Total other expense increased by $12,654 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher interest expense, as well as additional other expense recognized during the current period.

Income Tax Provision (Benefit)

Income tax provision (benefit) for the three months ended March 31, 2026 was $0, reflecting an effective tax rate of 0%, compared to an income tax benefit of approximately $290,813 and an effective tax rate of approximately 28.3% for the three months ended March 31, 2025. The decrease in income tax benefit of approximately $290,813 was primarily attributable to the establishment of a full valuation allowance against our U.S. federal and state deferred tax assets during 2025. As a result, no income tax benefit was recognized on our pre-tax loss for the three months ended March 31, 2026, as any benefit that would otherwise have been recognized was offset by a corresponding increase in the valuation allowance.

Our effective tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21% primarily due to the impact of the full valuation allowance recorded against our deferred tax assets. We expect to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the realization of some or all of these deferred tax assets. For additional information, refer to Note 9 of our condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 9 of our consolidated financial statements included in our 2025 Annual Report.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $3,038,194 and $736,566 for the three months ended March 31, 2026 and 2025, respectively. The increase in net loss was primarily attributable to the items discussed above, including higher operating expenses associated with continued investment in personnel and product development, as well as incremental costs associated with operating as a public company.

Net Loss per Share

Basic and diluted net loss per share was $0.18 for the three months ended March 31, 2026, compared to $0.05 for the three months ended March 31, 2025. The change reflects both the increase in net loss and the increase in the weighted-average number of common shares outstanding to 16,624,897 from 14,985,411 primarily as a result of the issuance of 4,058,477 shares in our initial public offering in February 2026, including the partial exercise of the underwriters’ over-allotment option. Because we reported a net loss in both periods, all potentially dilutive securities, including outstanding stock options, warrants, and unvested restricted stock units, were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. For additional information, refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of approximately $16.6 million and working capital of $16.5 million. In February 2026, we completed our initial public offering, resulting in net proceeds to the Company of approximately $21.5 million, including net proceeds from the partial exercise of the underwriters’ over-allotment option, after deducting underwriting discounts, commissions, and offering expenses.

Our revenue is concentrated among a limited number of U.S. Government and government-adjacent customers, and the timing of customer billings, collections, and contract awards is influenced by federal budgeting and appropriation cycles. As a result, our quarterly cash flow from operations may vary significantly based on the timing of contract awards and customer payments. We monitor working capital, days sales outstanding, and our concentrated receivable balances on a regular basis.

Based on management’s evaluation as of March 31, 2026, including consideration of our cash, available borrowing capacity under our revolving line of credit, expected cash flows from operations, and our forecasted operating plan, management concluded that no conditions or events exist that raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued.

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

Material Cash Requirements

Our material cash requirements as of March 31, 2026 consist primarily of the following:

Operating lease obligations: We lease office space under non-cancelable operating leases for our offices in Denver, Colorado, Morgantown, West Virginia, and Grand Rapids, Michigan. As of March 31, 2026, the total undiscounted future minimum lease payments under these leases were approximately $1.3 million, of which approximately $0.3 million is payable within the next twelve months. For additional information regarding our lease obligations, including the remaining lease term and discount rate used to measure the related lease liability, refer to Note 6 of our condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 6 of our consolidated financial statements included in our 2025 Annual Report.

Line of credit: We maintain a revolving line of credit, and during the three months ended March 31, 2026, we repaid $3,709,907 of outstanding borrowings under the line of credit. As of March 31, 2026, $237,812 of borrowings were outstanding, and approximately $2.3 million of borrowing capacity remained available under the facility, subject to the terms and conditions of the credit agreement, including covenant requirements. We currently expect to maintain the facility as a source of supplemental liquidity. For additional information, refer to Note 7 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Purchase obligations: In the ordinary course of business, we enter into agreements with vendors and service providers, including for cloud infrastructure, software, and professional services. As of March 31, 2026, we had approximately $1.3 million of non-cancelable purchase commitments for equipment to expand our computing infrastructure. Other than as described above, we do not have any material non-cancelable purchase obligations as of March 31, 2026.

Off-balance sheet arrangements: We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

We expect to fund these obligations from our existing cash, cash generated from operations, and, if necessary, borrowings under our line of credit.

Cash flow activity below is a vital financial metric that represents the net amount of cash moving into and out of a business. The table below provides details about cash flow performance for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

	Three months ended March 31,		Change
	2026	2025	Amount	%
Net cash (used in) provided by:
Operating activities	$(2,878,872)	$(423,755)	$(2,455,117)	579%
Investing activities	(622,199)	(206,250)	(415,949)	202%
Financing activities	19,847,363	108,481	19,738,882	18,196%
Net increase (decrease) in cash	$16,346,292	$(521,524)	$16,867,816

Operating Activities

Net cash used in operating activities was $2,878,872 and $423,755 for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used in operations was primarily driven by a higher net loss, partially offset by favorable changes in working capital and non-cash items. The higher net loss reflects continued investment in personnel and product development to support growth, including expansion of the Company’s research and development and business development functions, as well as incremental costs associated with operating as a public reporting company. These factors were partially offset by lower cost of sales compared to the prior-year period.

Investing Activities

Net cash used in investing activities was $622,199 and $206,250 for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used in investing activities was primarily driven by higher spending on capitalized software development and purchases of fixed assets during the three months ended March 31, 2026 compared to the prior-year period. Capitalized software costs reflect ongoing investment in the development and enhancement of certain of the Company’s product offerings.

Financing Activities

Net cash provided by financing activities was $19,847,363 and $108,481 for the three months ended March 31, 2026 and 2025, respectively. The increase in cash provided by financing activities was primarily attributable to net proceeds of approximately $21.5 million from the Company’s initial public offering, including proceeds from the partial exercise of the underwriters’ over-allotment option, partially offset by repayments on the Company’s line of credit during the period.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934. As an emerging growth company, we are eligible to take advantage of certain reduced reporting and other requirements otherwise applicable to public companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Section 102(b)(1) of the JOBS Act permits emerging growth companies to delay adoption of new or revised financial accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and this election is irrevocable. As a result, our consolidated financial statements may not be comparable to those of public companies that comply with new or revised financial accounting standards as of the effective dates applicable to non-emerging growth companies.

There have been no changes to our status as an emerging growth company or smaller reporting company, or to our election to use the extended transition period, since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

There has been no material change in our significant accounting policies and estimates disclosed in Note 1 of the Notes to Consolidated Financial Statements and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2026, Eye Corp IT Solutions LLC filed a claim in the High Court of England and Wales (Case No. CL-2026-000062) that named Rank One Computing Corporation and certain other defendants. The claim generally seeks damages and other relief related to commercial dealings with the plaintiff. The Company believes the claim is without merit and intends to defend it vigorously. Given the early stage of the proceedings, the Company is unable to predict the outcome or estimate a range of reasonably possible loss, if any, that may result from the matter. No accrual for loss contingencies related to this matter has been recorded as of March 31, 2026. While the Company does not currently believe the claim will result in a material adverse effect on its financial condition, results of operations, or cash flows, litigation is inherently uncertain and an unfavorable outcome could differ from this expectation.

The Company is currently not involved in any other litigation. Other than as discussed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the company, its common stock, any of the Company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of the Annual Report. There have been no material changes to our risk factors from those included in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales and Issuances of Unregistered Securities

The Company has not sold any securities within the period covered by this quarterly report that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On February 23, 2026, we closed our IPO in which we issued and sold 4,000,000 shares of common stock, and on March 26, 2026, as part of our IPO, we closed on a partial exercise of overallotment option in which we issued and sold 58,477 shares of common stock. The shares sold in our IPO were registered under the Securities Act pursuant to (i) our Registration Statement on Form S-1, as amended (File No. 333-291913), which was declared effective by the SEC on January 30, 2026, and (ii) our Registration Statement on Form S-1MEF (File No. 333-293601), which became effective automatically upon filing (collectively, the “Registration Statements”). Our shares of common stock were sold at an IPO price of $6.00 per share, which generated net proceeds of approximately $21.5 million after deducting underwriting discounts and commissions of approximately $1.7 million, expenses paid to or for underwriters of approximately $0.4 million, and other expenses of approximately $0.8 million. We incurred offering expenses of approximately $2.9 million.

From the effectiveness of the Registration Statements to March 31, 2026, we used approximately $4.9 million of the net proceeds to fund operating expenses, including personnel-related costs and product development, repay outstanding indebtedness, and for working capital and general corporate purposes.

There has been no material change in our planned use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our final prospectus, filed with the SEC on February 20, 2026 pursuant to Rule 424(b)(4) under the Securities Act.

The Benchmark Company, LLC acted as representative of the underwriters.

Issuer Purchases of Equity Securities

We have not performed any stock repurchases on our capital stock in any month within the quarter covered by this quarterly report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as a part of this quarterly report:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 26, 2026)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 26, 2026)
10.1	2026 Equity Incentive Plan, dated January 8, 2026 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 26, 2026)
31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 2026.

RANK ONE COMPUTING CORPORATION

By:	/s/ B. Scott Swann
Name:	B. Scott Swann
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cody Barnes
Name:	Cody Barnes
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)