Form 10-Q
period 2026-06-30
Rank One Computing Corp
filed 2026-08-13
CIK 2077709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, there were 19,080,127 shares of the registrant’s common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC”). The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$11,913,463	$270,560
Accounts receivable, net	5,590,579	4,155,230
Prepaid expenses and other current assets	694,910	420,785
Total current assets	18,198,952	4,846,575

Property and equipment, net	1,030,318	268,569
Intangible assets, net	4,759	5,519
Operating lease right-of-use asset	945,954	1,088,181
Capitalized software, net	1,755,147	726,582
Other assets	35,643	30,195
Total non-current assets	3,771,821	2,119,046

Total assets	$21,970,773	$6,965,621

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,117,986	$2,802,961
Deferred revenue	954,360	1,382,995
Line of credit	—	1,839,891
Current portion of operating lease liabilities	312,328	306,113
Total current liabilities	3,384,674	6,331,960

Long-term operating lease liabilities	755,967	912,229
Deferred tax liability	13,703	13,703
Other long-term liabilities	8,879	—
Total long-term liabilities	778,549	925,932

Total liabilities	4,163,223	7,257,892
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 19,080,127 and 15,021,650 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	190,801	150,217
Additional paid-in capital	26,140,399	4,226,455
Accumulated deficit	(8,523,650)	(4,668,943)
Total stockholders’ equity (deficit)	17,807,550	(292,271)
Total liabilities and stockholders’ equity	$21,970,773	$6,965,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$5,092,982	$4,968,922	$7,641,624	$8,142,444
Cost of sales	526,273	974,427	1,069,267	1,634,164
Gross profit	4,566,709	3,994,495	6,572,357	6,508,280

Operating expenses:
Selling, general and administrative	3,272,434	1,821,576	6,205,656	3,798,292
Research and development	2,069,768	1,349,326	4,157,535	2,903,572
Total operating expenses	5,342,202	3,170,902	10,363,191	6,701,864
Operating (loss) income	(775,493)	823,593	(3,790,834)	(193,584)

Other income (expense)
Interest income (expense)	10,705	(12,895)	(8,712)	(23,095)
Other income (expense)	(51,725)	—	(55,161)	—
Total other expense	(41,020)	(12,895)	(63,873)	(23,095)
(Loss) income before tax	(816,513)	810,698	(3,854,707)	(216,679)
Provision for (benefit from) income taxes	—	229,494	—	(61,319)
Net (loss) income	$(816,513)	$581,204	$(3,854,707)	$(155,360)

Earnings (loss) per share — basic	$(0.04)	$0.04	$(0.22)	$(0.01)
Earnings (loss) per share — diluted	$(0.04)	$0.04	$(0.22)	$(0.01)
Weighted-average shares — basic	19,080,127	14,999,087	17,859,295	14,992,287
Weighted-average shares — diluted	19,080,127	16,099,632	17,859,295	14,992,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2026	15,021,650	$150,217	$4,226,455	$(4,668,943)	$(292,271)
Stock-based compensation	—	—	142,470	—	142,470
Issuance of common stock from initial public offering, net of issuance costs	4,058,477	40,584	21,441,687	—	21,482,271
Net loss	—	—	—	(3,038,194)	(3,038,194)
Balance at March 31, 2026	19,080,127	$190,801	$25,810,612	$(7,707,137)	$18,294,276
Stock-based compensation	—	—	329,787	—	329,787
Net loss	—	—	—	(816,513)	(816,513)
Balance at June 30, 2026	19,080,127	$190,801	$26,140,399	$(8,523,650)	$17,807,550

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	14,985,411	$149,854	$3,692,515	$(1,992,097)	$1,850,272
Stock-based compensation	—	—	89,819	—	89,819
Net loss	—	—	—	(736,566)	(736,566)
Balance at March 31, 2025	14,985,411	$149,854	$3,782,334	$(2,728,663)	$1,203,525
Stock-based compensation	—	—	90,627	-	90,627
Stock options exercised	36,239	363	7,743		8,106
Net income	—	—		581,204	581,204
Balance at June 30, 2025	15,021,650	$150,217	$3,880,704	$(2,147,459)	$1,883,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,854,707)	$(155,360)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	472,257	180,446
Depreciation and amortization	164,232	69,164
Non-cash lease expense	175,424	175,502
Change in expected credit losses	25,200	104,220
Changes in assets and liabilities:
Accounts receivable, net	(1,460,549)	63,568
Prepaid expenses and other current assets	(274,125)	41,743
Deferred tax asset	—	(61,319)
Other assets	(5,448)	—
Deferred revenue	(428,635)	(775,712)
Accounts payable and accrued expenses	(684,975)	404,185
Lease liability	(183,245)	(172,627)
Other long term liabilities	8,879	—
Net cash used in operating activities	(6,045,692)	(126,190)

Cash flows from investing activities:
Purchases of property and equipment	(864,485)	—
Capitalized software	(1,089,301)	(354,171)
Net cash used in investing activities	(1,953,786)	(354,171)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,482,271	—
Proceeds from the exercise of stock options	—	8,106
Repayment to the line of credit, net	(1,839,890)	(192,859)
Net cash provided by (used in) financing activities	19,642,381	(184,753)

Net change in cash	11,642,903	(665,114)
Cash at beginning of period	270,560	726,436
Cash at end of period	$11,913,463	$61,322
Supplemental disclosures:
Cash paid for interest	$70,848	$23,019

NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued with initial public offering	$936,042	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2026.

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated balance sheet at June 30, 2026, the statements of operations, statements of cash flows, and statements of stockholders’ equity (deficit) for the interim periods ended June 30, 2026 and 2025. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results for the interim periods ended June 30, 2026, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Rank One Computing Corporation and its wholly owned subsidiary, ROC Federal LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard provides a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date remain unchanged for the remaining life of current accounts receivable and current contract assets when estimating expected credit losses. The Company elected to apply this practical expedient. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements, results of operations, cash flows, or related disclosures.

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

Estimated Fair Value of Financial Instruments

The Company had no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2026 or December 31, 2025. Management believes the carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to their short-term nature.

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has not previously experienced any losses related to these balances. The uninsured cash balance as of June 30, 2026, and December 31, 2025, was approximately $11.7 and $0.0 million, respectively. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States. The table below details (1) the percentage of overall accounts receivable for customers that represented 10% or more of the total as of the end of each period and (2) the percentage of overall Revenue for customers that represented 10% or more of the total during each period.

	% of Total Accounts Receivable		% of Total Revenue
	As of		For the three months ended June 30,		For the six months ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Customer A	47%	15%	53%	36%	35%	27%
Customer B	—	11%	—	—	—	—
Customer C	—	16%	—	31%	—	19%

Prior-year customer concentration information has been reclassified to include unbilled accounts receivable to conform to the current-year presentation. This reclassification had no impact on the Company’s condensed consolidated balance sheets, statements of operations, or cash flows.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Six months ended June 30, 2026	Year ended December 31, 2025
Beginning balance	$161,723	$60,040
Provision	25,200	101,683
Write-offs(1)	(65,000)	—
Ending Balance	$121,923	$161,723

(1)
Amounts written off as of June 30, 2026 were fully reserved as of December 31, 2025.

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

Insurance recoveries of losses that have been incurred and recognized are recorded when realization of the claim is determined to be probable and the amount is reasonably estimable, measured at an amount not exceeding the related loss recognized. Recoveries in excess of losses recognized are accounted for as gain contingencies and are not recognized until realized. Insurance recovery receivables are presented separately from, and are not offset against, any related accrued liability.

Revenue Recognition

The Company’s revenue primarily consists of sales of software licenses for our products (ROC SDK, ROC Watch, ROC ABIS, ROC Enroll, and ROC Evidence), which generally include post-contract customer support, sales of bundled security solutions that combine our software with cameras, hardware devices, and installation services, and research and development services performed under U.S. government and commercial contracts.

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

•
Identification of the contract(s) with the customer, including whether collectability of the consideration is probable by considering the customers’ ability and intention to pay;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company generates revenue from several offerings. ROC SDK consists of software development kits that allow customers to integrate the Company’s biometric and computer vision technologies into their own applications. ROC Watch is a software platform that provides real-time monitoring, threat detection, and analytics for video and camera feeds. ROC ABIS is an automated biometric identification system designed for large-scale identity matching, verification, and forensic investigation. ROC Enroll is a remote identity verification solution used to capture, manage and evaluate biometric and identity document data for use with the Company’s platform and with customers' platforms. ROC Evidence is a cloud-native digital evidence management system (DEMS) used for investigation and litigation support. In addition, the Company performs work under R&D contracts, primarily with U.S. government agencies, which may include software licenses and professional services.

In the following tables, revenue is disaggregated by major product line, geographic area based on customer location, and the timing of revenue recognition for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ROC SDK	$1,590,311	$864,635	$2,912,612	$2,542,140
ROC Watch	248,121	1,924,583	1,137,601	2,427,230
ROC ABIS	163,646	19,885	233,467	39,554
ROC Enroll	82,697	36,815	124,593	274,460
ROC Evidence	17,500	—	17,500	—
Total Product Revenue	2,102,275	2,845,918	4,425,773	5,283,384
R&D Contracts	2,990,707	2,123,004	3,215,851	2,859,060
Total Revenue	$5,092,982	$4,968,922	$7,641,624	$8,142,444

	2026	2025	2026	2025
United States	$4,713,203	$4,690,348	$6,987,965	$7,386,070
International	379,779	278,574	653,659	756,374
	$5,092,982	$4,968,922	$7,641,624	$8,142,444

	2026	2025	2026	2025
Timing of revenue recognition
Products transferred at a point in time	$3,541,856	$2,048,215	$5,321,608	$3,944,579
Products and services transferred over time	1,551,126	2,920,707	2,320,016	4,197,865
Total Revenue	$5,092,982	$4,968,922	$7,641,624	$8,142,444

Each of the Company’s significant performance obligations and the Company’s application of ASC 606 to its revenue arrangements is discussed in further detail below.

Standalone Software License and Support

The Company sells software licenses that include post-contract support (“PCS”) to customers for its Vision AI products, including ROC SDK, ROC Watch, ROC ABIS, ROC Enroll, and ROC Evidence. The Company’s software license arrangements are sold as perpetual or time-based, and in both cases software license revenue is recognized at a point in time when the license key is provided to the end user. Certain license arrangements include consumption-based pricing under which the customer pays a fixed minimum license fee, recognized at a point in time upon delivery of the license key, with incremental fees for usage above the minimum (typically measured on a per-identity-match or per-scan basis). These usage-based overages represent a sales- or usage-based royalty promised in exchange for a license of intellectual property and are recognized in the period in which the underlying usage occurs.

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

R&D Contracts

The Company enters into research and development ("R&D") contracts with customers (predominantly U.S. Government agencies and prime contractors, along with select commercial customers) under which the Company provides a license to use the software as part of a stated project, together with professional services to perform custom development, simulations, integration, testing, or other applications of the software in support of the customer’s research or development objectives. Most R&D Contracts are priced on a fixed-fee basis, with certain contracts billed on a usage or “time-and-materials” basis. Hardware and software license revenue is recognized at a point in time upon delivery to the customer site, and professional services revenue is recognized over time, as the services are performed over the contract period.

Contract Assets

The Company records a receivable when its right to consideration is unconditional, that is, when only the passage of time is required before payment is due. The Company records a contract asset when it has transferred goods or services to a customer but its right to consideration is conditional on something other than the passage of time, such as the satisfaction of other performance obligations within the same contract. Contract assets are assessed for expected credit losses using the methodology described under Accounts Receivable and Allowance for Credit Losses above.

Contract assets were $3.8 million as of June 30, 2026 and $1.2 million as of December 31, 2025, and are included in accounts receivable, net on the condensed consolidated balance sheets. The increase in contract assets during the six months ended June 30, 2026 was primarily attributable to R&D contracts. Refer to Contract Liabilities below for information regarding the Company's contract liability balances.

Costs to Obtain Contracts

The Company accounts for incremental costs of obtaining customer contracts (sales commissions) in accordance with ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers. Under the practical expedient permitted by ASC 340-40-25-4, the Company expenses such costs as incurred for contracts with an expected amortization period of one year or less. For contracts with an expected amortization period greater than one year, the Company capitalizes eligible incremental costs if recovery is expected and amortizes the resulting asset on a straight-line basis over the expected period of benefit. The portion of the asset expected to be amortized within twelve months of the balance sheet date is presented within Prepaid expenses and other current assets, with the remainder presented within Other assets on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, total capitalized commission costs were $47,146 and $32,940, respectively, of which $11,503 and $2,745 are classified as current and $35,643 and $30,195 are classified as long-term. The long-term balances have remaining amortization periods extending through 2030.

Contract Liabilities

Sales are generally recorded in the month the service is provided. For customers who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract in accordance with the prescribed revenue recognition method. The Company recognized $413,394 and $346,250 of revenue during the three months ended June 30, 2026, and 2025, respectively, and $922,674 and $984,735 of revenue during the six months ended June 30, 2026 and 2025, respectively, which was included in the contract liability balance at the beginning of each such period.

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

For license contracts with a term of one year or less, PCS services are bundled with the licensed software and provided throughout the contract term. For longer duration license contracts, PCS services are included for the initial twelve-month period following licensed software delivery. Customers may subsequently purchase extended PCS services annually as outlined in the contracts, typically priced at a percentage of the original license fee (the "Extended PCS Percentage") up to a designated maximum term.

Based on the results of the Company's standalone selling price analysis, the transaction price is allocated between the software license and PCS using the observable annual PCS renewal rate as the basis for the standalone selling price of PCS. Where PCS is provided for a one-year period, this results in an allocation to PCS of an amount equal to the applicable Extended PCS Percentage multiplied by the transaction price, with the remainder allocated to the software license. Where PCS is committed over a longer period, the allocation is determined by reference to the aggregate PCS value implied by the annual renewal rate over the committed PCS period relative to the combined value of the license and that implied PCS value, which results in a greater proportion of the transaction price being allocated to PCS as the committed PCS period lengthens. In each case, the allocation reflects the pricing relationship between the license and PCS and maximizes the use of observable inputs. The transaction price is allocated at contract inception and is not subsequently reallocated for changes in estimated standalone selling prices.

Effective for arrangements with a contract inception date on or after June 1, 2026 that include committed PCS over more than one year, the Company refined the method used to estimate the relationship between the standalone selling prices of the software license and PCS to more faithfully reflect that relationship over longer committed PCS periods. The refinement was accounted for as a change in accounting estimate and applied prospectively. Arrangements entered into prior to that date, and arrangements with PCS committed for one year or less, were not affected. The effect of the change was not material to the three and six months ended June 30, 2026.

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

Determining the SSP for Bundled Security Solutions and R&D Contracts

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

-

Software licenses and related PCS are allocated consistent with the methodology described above. For annual license contracts, PCS services are bundled with the licensed software and provided throughout the contract term. For multi-year software licenses bundled with one-year of PCS, an amount equal to the applicable Extended PCS Percentage multiplied by the transaction price is assigned to PCS, and the remainder of the transaction price is assigned to the software license.

Contract and Payment Terms

The typical terms of software license contracts range from 12 to 36 months, with auto-renew options extending the contract for an additional term. Payment amounts are generally due within 30 days of invoice and can range from 30 to 90-day terms.

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

When contracts include multiple performance obligations, the Company exercises judgment in determining the standalone selling price of each performance obligation. Standalone prices are established by evaluating market data for comparable services and considering the Company’s historical pricing practices. The aggregate standalone price of all performance obligations is calculated, and each individual obligation’s proportionate share of the total is determined. This ratio is then applied to the overall contract price to allocate the transaction price among the performance obligations accordingly.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated un-discounted future cash flows. During the three and six months ended June 30, 2026, and 2025, the Company recognized no impairment charges on long-lived assets.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $90,700 and $19,648 for advertising costs for the three months ended June 30, 2026, and 2025, respectively and $134,509 and $44,645 for advertising costs for the six months ended June 30, 2026, and 2025, respectively. Advertising costs are included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Research and Development Costs

Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine the Company’s platforms and products services and other IT-related costs, travel costs, and allocated overhead. Research and development costs are expensed as incurred. During the three months ended June 30, 2026 and 2025, the Company recorded approximately $2.1 million and $1.3 million, respectively, in research and development expense on the unaudited condensed consolidated statements of income. During the six months ended June 30, 2026 and 2025, the Company recorded approximately $4.2 million and $2.9 million, respectively.

Intangible Assets - Software Development Costs

Costs incurred prior to establishing technological feasibility for a component are expensed as research and development costs as incurred. Beginning in 2025, the Company commenced development of a new software project comprising multiple modular components, each with its own development cycle, for which technological feasibility was established prior to general release. For this project, eligible development costs incurred subsequent to the establishment of technological feasibility for specific modules and enhancements are being capitalized in accordance with ASC 985-20. Capitalized amounts are presented as capitalized software within the condensed consolidated balance sheets and are amortized to cost of sales over the estimated economic life of the related product once available for general release. Amortization is determined for each software component as the greater of (i) the ratio of current gross revenues for the component to the total of current and anticipated future gross revenues for that component, or (ii) the straight-line amount over the remaining estimated economic life of the component, which the Company estimates to be three years. For the periods presented, the straight-line method produced the greater amount.

Capitalization of development costs for a component ceases, and amortization of that component begins, when the component is available for general release to customers. The first components became available for general release during the second quarter of 2026. Refer to Note 5 – Intangible Assets for the components of capitalized software and the related amortization expense.

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

The valuation methodology used to determine the fair value of options issued during the period granted is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Due to the Company’s limited historical data related to employee share option exercise behavior, the Company has elected to use the “simplified” method as permitted by Staff Accounting Bulletin No. 110 for its “plain vanilla” stock option grants. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock. The expected forfeiture rate is estimated based on management’s best assessment.

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

Benefit Plans

We sponsor a defined contribution retirement savings plan for employees who meet certain eligibility requirements. Under the plan, the Company makes a non-elective contribution equal to 3% of each eligible employee’s compensation, regardless of whether the employee elects to contribute. There is no matching component. Employer contributions vest immediately. Total employer contributions were $88,765 and $78,648 for the three months ended June 30, 2026 and 2025, respectively, and $185,296 and $146,721 for the six months ended June 30, 2026 and 2025, respectively.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options	9,151,961	—	9,151,961	8,929,991
Warrants	284,093	—	284,093	—
Total	9,436,054	—	9,436,054	8,929,991

Note 3 – Prepaids and other current assets

Prepaids and other current assets consist of the following:

	June 30,	December 31,
	2026	2025
Prepaid expenses	$242,434	$105,394
Other receivables	226,145	—
Prepaid insurance	155,014	33,941
Inventory	34,470	26,563
Deposits	25,344	25,344
Deferred commission expense	11,503	2,745
Deferred offering costs	—	226,798
Total prepaid and other current assets	$694,910	$420,785

Offering costs related to the initial public offering completed in February 2026 were deferred and, at closing, offset against gross proceeds and recorded as a reduction of additional paid-in capital (Note 8 – Stockholders’ Equity).

Note 4 – Property and Equipment

Property and equipment, at cost, consist of the following:

	June 30,	December 31,
	2026	2025
Computers	$1,558,235	$693,750
Furniture and fixtures	92,269	92,269
Gross property and equipment	1,650,504	786,019
Less: accumulated depreciation	(620,186)	(517,450)
Net property and equipment	$1,030,318	$268,569

Depreciation expense for the six months ended June 30, 2026 and 2025 was $102,736 and $68,404. Depreciation expense for the three months ended June 30, 2026 and 2025 was $63,768 and $34,135.

Note 5 – Intangible Assets

Intangible assets consisted of purchased software and capitalized software development costs. The components of purchased software were as follows:

	June 30,	December 31,
	2026	2025
Software	$10,966	$10,966
Less: accumulated amortization	(6,207)	(5,447)
Net intangible assets	$4,759	$5,519

Amortization expense was $760 for both the six months ended June 30, 2026, and 2025 and $380 for both the three months ended June 30, 2026 and 2025.

Capitalized Software Development Costs

The following table presents capitalized software as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Components available for general release	$1,416,315	$—
Accumulated amortization	(60,736)	—
Components available for general release, net	1,355,579	—
Components not yet available for general release	399,568	726,582
Capitalized software, net	$1,755,147	$726,582

Costs capitalized during the six months ended June 30, 2026 and 2025 were $1,089,301 and $354,171, respectively. Amortization expense, recorded in cost of sales, was $60,736 for each of the three and six months ended June 30, 2026 and $0 for each of the three and six months ended June 30, 2025. At each balance sheet date the Company compares the unamortized capitalized costs of each component to its net realizable value; no write-downs to net realizable value were recorded during the three and six months ended June 30, 2026 or 2025.

The Company's estimates of anticipated future gross revenues and of the remaining estimated economic life of each component are inherently uncertain and are based on the Company's product roadmap, contracted backlog, and expected procurement awards. It is reasonably possible that those estimates could change in the near term, which could result in an increase in periodic amortization or in a write-down of capitalized costs to net realizable value in amounts that could be material to the Company's results of operations.

Note 6 – Leases

Operating Leases

The Company’s significant operating leases include the following at June 30, 2026:

The Company leases approximately 6,600 square feet of office space in Morgantown, West Virginia. The lease requires aggregate payments of $799,956 over the five-year lease term. The lease expires in November 2029, subject to extension.

The Company leases approximately 5,892 square feet of office space in Denver, Colorado. The lease requires aggregate payments of $1,221,363 over the eight-year lease term. The lease expires in June 2029, subject to extension.

The Company leases approximately 1,546 square feet of office space in Grand Rapids, Michigan. The lease requires aggregate payments of $98,558 over the three-year lease term. The lease expires in February 2027, subject to extension.

The Company’s lease agreements do not contain material variable lease payments, residual value guarantees, or restrictive covenants. Renewal and termination options are not included in the lease term unless the Company is reasonably certain to exercise such options. As of June 30, 2026, the Company had no renewal or termination options that were reasonably certain to be exercised, and therefore none are reflected in the lease term or related lease liabilities.

Operating lease expense, including short term leases, is recognized within cost of sales, selling, general and administrative expense, and research and development expense in the consolidated statements of operations, based on the nature of the activities supported by the leased space. The components of operating lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease:
Fixed lease cost	$87,713	$87,751	$175,424	$175,502
Short-term lease cost	16,153	13,725	34,580	23,077
Total operating lease cost	$103,866	$101,476	$210,004	$198,579

Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use asset	$945,954	$1,088,181
Current operating lease liabilities	$312,328	$306,113
Noncurrent operating lease liabilities	755,967	912,229
Total operating lease liabilities	$1,068,295	$1,218,342

Weighted average remaining lease terms and discount rates to operating leases were as follows:

	June 30, 2026	December 31, 2025
Operating Leases:
Weighted average remaining lease term (in years):	3.16	3.63
Weighted average discount rate:	5.91%	5.94%

At June 30, 2026, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending	Operating Leases
December 31, 2026(1)	$184,604
December 31, 2027	354,991
December 31, 2028	363,640
December 31, 2029	267,346
Total lease payments	1,170,581
Less: Amounts representing interest	(102,286)
Total lease obligations	$1,068,295

(1)
Represents scheduled payments for the remaining six-month period ending December 31, 2026.

As of June 30, 2026, the Company had no additional significant operating or finance leases that had not yet commenced.

Supplemental cash flow information at June 30, 2026 and 2025 related to operating leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$183,245	$172,627

Note 7 – Commitments and Contingencies

Line of Credit

The Company maintains a revolving demand line of credit with a bank, collateralized by the Company’s assets, which may be cancelled by either party at any time upon formal written notice. As amended on December 31, 2025, the facility provides for maximum advances of $2,500,000 at an adjustable rate equal to the Prime Rate plus two percent per annum. At June 30, 2026, the total interest rate was 8.25%. The line of credit balance outstanding as of June 30, 2026 and December 31, 2025, was $0 and $1,839,891, respectively.

Litigation

In March 2026, Eye Corp IT Solutions LLC filed a claim in the High Court of England and Wales (Case No. CL-2026-000062) that named Rank One Computing Corporation and certain other defendants. The plaintiff is seeking damages of approximately $179.1 million. The Company was served with the claim form in March 2026, and the matter remains in its preliminary stages. The Company believes the claim is without merit and intends to defend the matter vigorously. Given the early stage of the proceedings, the Company is unable to predict the outcome or estimate a range of reasonably possible loss, if any, that may result from the matter. No accrual for loss contingencies related to this matter has been recorded as of June 30, 2026. While the Company does not currently believe the claim will result in a material adverse effect on its financial condition, results of operations, or cash flows, litigation is inherently uncertain and an unfavorable outcome could differ from this expectation.

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

During the three months ended June 30, 2026, the Company received a reservation of rights letter from its insurance carrier acknowledging coverage for a portion of the legal defense costs incurred in connection with the matter described above. The related defense costs had previously been incurred and charged to expense, and the Company concluded that recovery of the acknowledged portion is probable and reasonably estimable. Accordingly, the Company recorded an insurance recovery receivable of $226,145 as of June 30, 2026, with a corresponding reduction of selling, general and administrative expenses of $226,145 for each of the three and six months ended June 30, 2026. The receivable is presented within prepaid expenses and other current assets on the condensed consolidated balance sheet and has not been offset against any liability. Any additional amounts that may ultimately be recovered in excess of defense costs incurred to date represent a gain contingency and will be recognized only when realized. The recognition of an insurance recovery does not reflect any change in the Company’s assessment of the underlying claim, for which no loss accrual has been recorded.

The outcome of litigation is inherently uncertain. An unfavorable resolution of one or more proceedings could materially impact our future business, operating results, or financial condition. In addition, regardless of the outcome, litigation may result in significant costs, diversion of management attention, and other adverse effects.

Equipment Purchases

As of June 30, 2026, the Company had approximately $0.7 million of non-cancelable purchase commitments related to equipment purchases to expand its computing infrastructure. The Company expects these commitments to be fulfilled within the next 12 months.

Pending Acquisition

On June 23, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with ZTC Holdco, Inc. (the “Seller”), Anthony J. Zuccaro, Emily J. Sverchek, and Zuccaro Technical Consulting LLC (“ZTC”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity interests of ZTC. The aggregate consideration payable to the Seller consists of (i) a cash payment at closing of $500,000, subject to reduction for ZTC’s indebtedness and transaction expenses and to adjustment based on ZTC’s closing net working capital, (ii) $2,500,000 in shares of restricted common stock of the Company, of which $875,000 vests at closing, $1,125,000 vests on the first anniversary of closing, and the remaining $500,000 vests over the following eight quarters through the third anniversary of closing, and (iii) revenue share payments equal to 15% of ROC Evidence Advanced Revenue (as defined in the Purchase Agreement) for each fiscal quarter during a seven-year revenue share term, subject to an aggregate cap of $7,000,000. Separately from the purchase consideration, the Company has committed to grant up to $500,000 of retention restricted stock units to continuing employees of ZTC, vesting over five years.

Closing of the acquisition is subject to the satisfaction or waiver of customary conditions, including the accuracy of the parties’ representations and warranties, receipt of required regulatory approvals and third-party consents, execution of employment agreements with key personnel and proprietary information and invention assignment agreements with employees, and completion of an audit of ZTC’s 2024 and 2025 annual financial statements. The acquisition had not closed as of June 30, 2026 and remains pending as of the date of this Quarterly Report, and there can be no assurance that it will be consummated. Accordingly, no assets acquired or liabilities assumed have been recognized in the accompanying condensed consolidated balance sheet as of June 30, 2026.

The Company is evaluating the accounting for the transaction under ASC 805, Business Combinations, including whether the revenue share payments and the post-closing vesting tranches of the restricted shares represent consideration transferred or post-combination compensation cost. The Company has incurred acquisition-related costs which are expensed as incurred and included in selling, general and administrative expenses for the three and six months ended June 30, 2026.

Note 8 – Stockholders’ Equity

Capital Stock

As of June 30, 2026, the Company has 100,000,000 authorized shares of Common Stock, par value $0.01.

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

During the three and six months ended June 30, 2026, there were no stock options exercised. During the three and six months ended June 30, 2025, there were 36,239 stock options exercised.

Common Stock Options

Options granted under the 2018 Plan and 2026 Plan generally vest over three, four or five years, with 33%, 25% or 20% vesting on the first anniversary of the grant date, respectively, and the remainder vesting in equal monthly installments thereafter, subject to the recipient’s continued service. Options have a maximum term of 10 years and become exercisable as they vest. The exercise price equals the grant-date fair value of the Company’s common stock, which was based on an independent Section 409A valuation before the initial public offering and the quoted market price on the grant date after the initial public offering.

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2026	9,376,716	$2.16	6.81
Options Granted	—	—	—
Exercised	—	—	—
Expired/Cancelled	(224,755)	2.40	—
Options Outstanding at June 30, 2026	9,151,961	$2.15	6.27
Options Exercisable at June 30, 2026	5,996,620	$2.01	6.00

Share-based compensation expense recognized for stock options granted totaled $329,787 and $90,627 for the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expense recognized for stock options granted totaled $472,257 and $180,446 for the six months ended June 30, 2026 and 2025, respectively.

The intrinsic value of outstanding stock options as of June 30, 2026 and December 31, 2025 was $28,535,011 and $4,801,673, respectively.

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

As the exercise price of $7.50 exceeded the Company’s average stock price during the three and six months ended June 30, 2026, the Representative’s Warrants were deemed to be antidilutive and excluded from diluted earnings per share. All 284,093 of the Representative’s Warrants remain outstanding and unexercised as of June 30, 2026.

Note 9 – Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying an estimated annual effective tax rate to its year-to-date pretax results, adjusted for discrete items recognized during the period. For the three and six months ended June 30, 2026 and 2025, the Company determined that an estimated annual effective tax rate could not be reliably calculated because relatively small changes in projected pretax results produce significant changes in the estimated annual effective rate. Accordingly, the Company computed its income tax provision using the actual year-to-date results.

For the three and six months ended June 30, 2026, the Company recorded no provision for or benefit from income taxes, compared to a provision of $229,494 and a benefit of $61,319 for the three and six months ended June 30, 2025, respectively. No tax benefit was recognized on the pretax loss for the current period because the Company maintains a full valuation allowance against its U.S. federal and state net deferred tax assets, as more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management continues to evaluate the realizability of its deferred tax assets each reporting period; the valuation allowance will be reduced when management concludes it is more likely than not that some or all of the deferred tax assets will be realized.

The deferred tax liability of $13,703 as of June 30, 2026 and December 31, 2025 represents the residual net position of taxable temporary differences consisting primarily of depreciation and accrual-to-cash adjustments, that exceed the deductible temporary differences supportable by reversal scheduling, after application of the valuation allowance.

No material changes occurred during the three and six months ended June 30, 2026 in the Company’s positions with respect to unrecognized tax benefits.

Note 10 – Related Party Transactions

The Company has evaluated its relationships and transactions in accordance with ASC 850, Related Party Disclosures, and has determined that there were no material related party transactions or balances requiring disclosure in the accompanying financial statements.

Note 11 – Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the Chief Operating Decision Maker (the “CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

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

Resource allocation and performance evaluation are based on consolidated net income as reported in the consolidated statements of income, with supplemental consideration of sales by product offering, as well as consolidated gross profit and operating income or loss. Sales are monitored at the individual product offering level to gauge growth and market penetration, and to ensure timely execution of the Company’s sales contracts, but profit measures are not available at the product level. The CODM does not consider the impact of any intercompany sales or transfers; their analysis is performed on a consolidated basis.

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

The Company’s total revenue for the single reportable segment is presented at Note 2, which includes a disaggregation of revenue by product, revenue by geographic location, and significant revenue concentrations for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenue	$5,092,982	$4,968,922	$7,641,624	$8,142,444

Products and services

The Company generates revenue from the following major product and service categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ROC SDK	$1,590,311	$864,635	$2,912,612	$2,542,140
ROC Watch	248,121	1,924,583	1,137,601	2,427,230
ROC ABIS	163,646	19,885	233,467	39,554
ROC Enroll	82,697	36,815	124,593	274,460
ROC Evidence	17,500	—	17,500	—
Total Product Revenue	2,102,275	2,845,918	4,425,773	5,283,384
R&D Contracts	2,990,707	2,123,004	3,215,851	2,859,060
Total Revenue	$5,092,982	$4,968,922	$7,641,624	$8,142,444

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial position as of June 30, 2026 and the results of our operations for the three and six months ended June 30, 2026 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

Founded in 2015, ROC is a U.S.-built, U.S.-owned, and U.S.-operated provider of advanced biometric and Vision AI solutions. We develop and deploy innovative technologies that enhance safety, security, and convenience globally; our solutions are trusted by U.S. and international military branches, law enforcement agencies, financial technology firms, and commercial enterprises. Our multimodal capabilities consistently demonstrate robust performance in rigorous government evaluations and in over 300 million annual identity verification transactions for major financial institutions. We believe our customer-centric approach and superior algorithms allow us to displace foreign incumbents and offer a transparent alternative to address the growing threat of “Poison AI” as discussed below.

Factors and Trends Affecting Our Business and Results of Operations

Several factors and trends affect our business and results of operations. These include the increasing importance of identity solutions, the evolving nature of biometric and Vision AI technologies, and our strategic approach to market opportunities.

Financial Considerations and Strategic Investments

We are making strategic investments to capitalize on market opportunities. ROC’s expenses reflect these investments, which are aimed at driving future growth and enabling us to provide a platform that supports a wide range of identity-related needs.

Government Policy and Geopolitical Factors

We believe ROC is well-positioned to benefit from U.S. federal government policies focused on greater efficiency through technology and our placement as a U.S.-based provider. Additionally, there is a general aversion to competing Chinese and Russian technology in key markets around the globe, which creates opportunities for ROC. We believe ROC is particularly well-positioned for winning automated biometric identification system (“ABIS”) contracts around the world, where we observe indications of aversion to legacy Western ABIS providers, primarily due to a history of vendor lock-in and poor service.

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

Poison AI

“Poison AI” is a shorthand term that refers to the practice of data poisoning, a type of machine learning attack where malicious data is deliberately introduced into an AI model’s training dataset to manipulate its behavior or outputs, causing it to malfunction or become biased. An illustrative example of Poison AI is the Nightshade tool offered by the University of Chicago (https://nightshade.cs.uchicago.edu/whatis.html). Nightshade allows creators to prevent their digital artwork from being fed into generative AI models by “turning" images into “poison” data samples, so that models training on them will learn unpredictable behaviors that deviate from expected norms. In the national security field, we believe Poison AI poses a serious and growing risk wherein adversarial state actors seek to intentionally create security vulnerabilities in AI models that are used in critical U.S. national security missions. As a solution provider to the U.S. national security community, we believe that our ability to closely manage our training data to prevent the introduction of “poison” samples will mitigate the risk of Poison AI and differentiate our offerings for our prospective government customers.

Our Strategic Response

ROC’s strategy is aligned with these trends. We recognize that having a great algorithm alone is no longer sufficient. Customers demand a full stack of capabilities, the ability to turn features on and off, and accommodation of complex demands. Our approach involves:

•
Full-Stack Capability: We are focused on owning the full stack of identity capabilities, offering comprehensive platforms that address a wide range of customer needs. This approach is evident in our development of products like ROC ABIS, ROC Evidence, ROC Watch, ROC Enroll, and ROC Evidence.
•
Modularity and Configurability: We design our systems to be modular and configurable, allowing us to adapt to specific customer requirements and integrate seamlessly with other technologies. This is crucial in a market where identity solutions must be flexible and adaptable.
•
Broad View of Identity: Unlike competitors who view identity narrowly as biometrics, we adopt a broader perspective that includes biometrics, license plates, person entities, and real-time video. This comprehensive view enables us to provide more holistic solutions and address a wider range of use cases.
•
Platform Approach: We are building a platform that offers both comprehensive solutions and individual components, recognizing that customers have diverse needs and require varying levels of integration. This strategy allows us to compete effectively with “all or nothing” approaches.

Revenue

Our revenue primarily consists of sales of software licenses for our products (ROC SDK, ROC Watch, ROC ABIS, ROC Enroll, and ROC Evidence), which generally include post-contract customer support, sales of bundled security solutions that combine our software with cameras, hardware devices, and installation services, and research and development services performed under contracts predominantly with the U.S. Government and government-adjacent customers and with select commercial customers.

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

Recent Developments

Initial Public Offering

On February 19, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with The Benchmark Company, LLC, acting as the representative of the several underwriters (the “Representative”), for a firm commitment underwritten initial public offering (the “IPO”). Pursuant to the Underwriting Agreement, we agreed to sell to the Representative an aggregate of 4,000,000 shares of the Company’s common stock at an offering price of $6.00 per share.

On February 23, 2026, we consummated the closing of our IPO, generating gross proceeds of approximately $24,000,000, before deducting underwriting discounts and offering expenses.

On March 26, 2026, the Representative partially exercised the over-allotment option pursuant to the Underwriting Agreement. As a result of the partial exercise of the over-allotment option, we received additional gross proceeds of $350,862 for the offer and sale of 58,477 shares of common stock, before underwriting discounts, commissions, and offering expenses.

Pending Acquisition of Zuccaro Technical Consulting LLC

On June 23, 2026, we entered into a Purchase Agreement to acquire 100% of the equity interests of Zuccaro Technical Consulting LLC (“ZTC”), a provider of digital forensics services that complements our ROC Evidence product line. Consideration consists of $500,000 in cash payable at closing, subject to customary adjustments, $2,500,000 in restricted shares of our common stock vesting over three years, and revenue share payments equal to 15% of ROC Evidence Advanced Revenue over a seven-year term, capped in the aggregate at $7,000,000. Separately, we have committed to grant up to $500,000 of retention restricted stock units to continuing ZTC employees vesting over five years. Closing remains subject to customary conditions, including completion of an audit of ZTC’s 2024 and 2025 annual financial statements. The acquisition had not closed as of June 30, 2026 and remains pending as of the date of this Quarterly Report. We expect that a substantial portion of the share-based and revenue share consideration will be recognized as post-combination compensation expense over the applicable service periods rather than as purchase consideration, which we expect will increase operating expenses in future periods. For additional information, refer to Note 7 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Execution of Indemnification Agreements by Directors and Executive Officers of the Company

On August 11, 2026, each of the Company's directors and executive officers entered into an indemnification agreement with the Company (each, an "Indemnification Agreement"). Each Indemnification Agreement provides that the Company will indemnify the director or officer party thereto against expenses, judgments, fines, penalties, and amounts paid in settlement actually and reasonably incurred by such person in connection with any threatened, pending, or completed proceeding by reason of the fact that such person is or was a director or officer of the Company, to the fullest extent permitted under Colorado law.

Each Indemnification Agreement also provides for the advancement of expenses to the director or officer in connection with a covered proceeding, subject to the terms of the agreement. The Company's indemnification obligations under each Indemnification Agreement are not exclusive of any other indemnification rights to which the applicable director or officer may be entitled under the Company's organizational documents, applicable law, or any other agreement, and the Company is the indemnitor of first resort with respect to such obligations. Each Indemnification Agreement is governed by and construed in accordance with the internal laws of the State of Colorado.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

Revenue

We define Product Revenue as the aggregate revenue recognized from our commercial software product lines: ROC SDK, ROC Watch, ROC ABIS, ROC Enroll, and ROC Evidence. Product Revenue is derived directly from amounts presented in our consolidated statements of operations and excludes revenue from research and development contracts, which consist of customer-funded development services performed under U.S. Government and similar arrangements.

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

The following table sets forth our financial results for the periods indicated. All information is derived from the statements of income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
ROC SDK	$1,590,311	$864,635	$725,676	84%
ROC Watch	248,121	1,924,583	(1,676,462)	(87)%
ROC ABIS	163,646	19,885	143,761	723%
ROC Enroll	82,697	36,815	45,882	125%
ROC Evidence	17,500	—	17,500
Total product revenue	2,102,275	2,845,918	(743,643)	(26)%
R&D contracts	$2,990,707	$2,123,004	$867,703	41%
Total revenue	5,092,982	4,968,922	124,060	2%
Cost of sales	526,273	974,427	(448,154)	(46)%
Gross profit	$4,566,709	$3,994,495	$572,214	14%
Gross margin	90%	80%

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
ROC SDK	$2,912,612	$2,542,140	$370,472	15%
ROC Watch	1,137,601	2,427,230	(1,289,629)	(53)%
ROC ABIS	233,467	39,554	193,913	490%
ROC Enroll	124,593	274,460	(149,867)	(55)%
ROC Evidence	17,500	—	17,500
Total product revenue	4,425,773	5,283,384	(857,611)	(16)%
R&D contracts	$3,215,851	$2,859,060	$356,791	12%
Total revenue	7,641,624	8,142,444	(500,820)	(6)%
Cost of sales	1,069,267	1,634,164	(564,897)	(35)%
Gross profit	$6,572,357	$6,508,280	$64,077	1%
Gross margin	86%	80%

Revenue increased by $124,060, or 2%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by higher R&D contract revenue, partially offset by lower product revenue.

R&D Contract revenue increased $867,703, or 41%, to $2,990,707. This increase is primarily attributable to a single research and development contract with a U.S. Government customer. We recognized approximately $2.7 million of revenue under that arrangement during the quarter. Of that amount, approximately $2.3 million related to a license of functional intellectual property and approximately $0.4 million related to research and development services. The license component was recognized in full during the second quarter. The services component is expected to be recognized over the remaining period of performance under the option, which extends into 2027.

Product revenue decreased $743,643, or 26%, to $2,102,275. The decrease was driven principally by a $1,676,462 decline in ROC Watch revenue, reflecting the completion of a significant ROC Watch deployment in the prior-year period, partially offset by an increase of $725,676 in ROC SDK revenue and increases of $143,761 and $45,882 in ROC ABIS and ROC Enroll revenue, respectively.

Revenue decreased by $500,820, or 6%, for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by lower product revenue, partially offset by higher R&D contract revenue. Product revenue decreased by $857,611, or 16%, primarily due to lower ROC Watch revenue following the completion of a significant deployment. The decrease was partially offset by growth in ROC SDK from new customer and expansion opportunities, as well as increased revenue from ROC ABIS and ROC Evidence. R&D contract revenue increased by $356,791, or 12%, primarily reflecting revenue recognized from government-funded development contracts, including the significant contract awarded during the second quarter of 2026 discussed above.

Our revenue has historically been concentrated among a limited number of customers, and one customer accounted for 35% of total revenue for the six months ended June 30, 2026 and 47% of accounts receivable at June 30, 2026. The timing of contract awards, option exercises and license deliveries can cause our quarterly revenue to fluctuate significantly. Period-to-period comparisons of our results of operations should not be relied upon as indicative of future performance.

Our gross profit increased by $572,214 or 14%, for the three months ended June 30, 2026, compared to the same period in 2025, while gross margin improved to 90% from 80%. This improvement was driven principally by the recognition of the license component of the U.S. Government research and development arrangement described above, whereas the license portion of the arrangement was recognized with no significant incremental cost of sales. This arrangement accounted for substantially all of the margin improvement in the quarter. Our cost of sales also declined $448,154, or 46%, reflecting a lower proportion of hardware revenue following the decrease in ROC Watch revenue.

Our gross profit increased by $64,077, or 1%, for the six months ended June 30, 2026, compared to the same period in 2025, while gross margin improved to 86% from 80%. The drivers were the same as for the quarter, with the effect of the license component partially offset by the decline in higher-cost hardware revenue over the six-month period then ended.

We do not expect the gross margin improvement in the second quarter of 2026 to recur in the third and fourth quarters of 2026. Period-to-period comparisons of gross margin should not be relied upon as indicative of future performance.

Operating Expenses

The following table sets forth selected operating data for the periods indicated. All information is derived from the statements of income for the three and six months ended June 30, 2026 and June 30, 2025, and we provide additional explanation below.

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
Selling, general and administrative	$3,272,434	$1,821,576	$1,450,858	80%
Research and development	2,069,768	1,349,326	720,442	53%
Operating Expenses	$5,342,202	$3,170,902	$2,171,300	68%

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
Selling, general and administrative	$6,205,656	$3,798,292	$2,407,364	63%
Research and development	4,157,535	2,903,572	1,253,963	43%
Operating Expenses	$10,363,191	$6,701,864	$3,661,327	55%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,450,858, or 80%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by higher personnel-related costs associated with expanding our business development and administrative functions to support the growth of our product offerings and markets served. The increase also reflected additional costs associated with operating as a public company. These investments support our long-term growth strategy.

Selling, general and administrative expenses increased by $2,407,364, or 63%, for the six months ended June 30, 2026, compared to the same period in 2025. The drivers were consistent with those described above for the quarter. The increase was primarily driven by higher personnel-related costs associated with expanding our business development and administrative functions to support the growth of our product offerings and markets served. The increase also reflected additional costs associated with operating as a public company. These investments support our long-term growth strategy.

Research and Development

Research and development expenses increased by $720,442 or 53%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by higher personnel-related costs associated with expanding our research and engineering organization and continued investment in the development and enhancement of our products and platform. These investments are intended to expand product capabilities, support new customer opportunities, and address evolving customer requirements across our target markets.

Research and development expenses increased by $1,253,963, or 43%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by higher personnel-related costs associated with expanding our research and engineering organization and continued investment in the development and enhancement of our products and platform. These investments are intended to expand product capabilities, support new customer opportunities, and address evolving customer requirements across our target markets.

Other Income and Expenses

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
Interest income (expense)	$10,705	$(12,895)	$23,600	(183)%
Other expense	(51,725)	—	(51,725)
Total other income (expense)	$(41,020)	$(12,895)	$(28,125)	218%

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
Interest income (expense)	$(8,712)	$(23,095)	$14,383	(62)%
Other expense	(55,161)	—	(55,161)
Total other income (expense)	$(63,873)	$(23,095)	$(40,778)	177%

Total other expense increased by $28,125 and $40,778 for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily attributable to higher non-operating expenses, partially offset by higher interest income.

Income Tax Provision (Benefit)

We recorded no provision for or benefit from income taxes for either the three or the six months ended June 30, 2026, in each case reflecting an effective tax rate of 0%. For the comparable prior-year periods, we recorded income tax expense of $229,494 for the three months ended June 30, 2025 on pre-tax income of $810,698, reflecting an effective tax rate of approximately 28.3%, and an income tax benefit of $61,319 for the six months ended June 30, 2025 on a pre-tax loss of $216,679, also reflecting an effective tax rate of approximately 28.3%. The $229,494 decrease in income tax expense for the three-month period, and the $61,319 decrease in income tax benefit for the six-month period were each primarily attributable to the establishment of a full valuation allowance against our U.S. federal and state deferred tax assets during 2025. The prior-year interim amounts were determined before that valuation allowance was established and therefore reflect tax expense and benefit at a blended federal and state rate, whereas no tax expense or benefit has been recognized in the current-year periods.

The shift from an income tax benefit for the six months ended June 30, 2025 to income tax expense for the three months ended June 30, 2025 does not reflect any change in our tax positions or in the rate applied. Because substantially the same blended federal and state rate of approximately 28.3% was applied in each period, the direction of the tax amount follows the direction of pre-tax results.

No income tax benefit was recognized on our pre-tax losses for the three and six months ended June 30, 2026 because any benefit that would otherwise have been recognized was offset by a corresponding increase in the valuation allowance. Accordingly, our effective tax rate of 0% for each of the three and six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to the effect of the full valuation allowance recorded against our deferred tax assets, as well as due to state income taxes and non-deductible expenses, the effect of each of which was also offset by the change in the valuation allowance.

In addition, because relatively small changes in projected pre-tax results would produce significant changes in our estimated annual effective tax rate, we determined that a reliable estimate of the annual effective tax rate could not be made and computed our interim income tax provision based on actual year-to-date results.

We expect to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the realization of some or all of these deferred tax assets. For additional information, refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 9 of our consolidated financial statements included in our 2025 Annual Report.

Net Loss Attributable to Common Stockholders

Net loss was $816,513 and $3,854,707 for the three and six months ended June 30, 2026, respectively, compared to net income of $581,204 for the three months ended June 30, 2025, and a net loss of $155,360 for the six months ended June 30, 2025. The increase in net loss was primarily attributable to the items discussed above, including higher operating expenses associated with continued investment in personnel and product development, as well as incremental costs associated with operating as a public company.

Net Loss per Share

Basic and diluted net loss per share was $0.04 and $0.22 for the three and six months ended June 30, 2026, respectively, compared to basic and diluted earnings per share of $0.04 for the three months ended June 30, 2025, and a basic and diluted net loss per share of $0.01 for the six months ended June 30, 2025. The change reflects the increase in net loss, partially offset by the increase in the weighted-average number of common shares outstanding to 19,080,127 and 17,859,295 for the three and six months ended June 30, 2026, respectively, from 14,999,087 and 14,992,287 for the comparable prior-year periods, primarily as a result of the issuance of 4,058,477 shares in our initial public offering in February 2026, including the partial exercise of the underwriters' over-allotment option. Because we reported a net loss for both 2026 periods, all potentially dilutive securities, including outstanding stock options, warrants, and unvested restricted stock units, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For additional information, refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of approximately $11.9 million and working capital of $14.8 million, compared to cash of $0.3 million and a working capital deficit of $1.5 million as of December 31, 2025. In February 2026, we completed our initial public offering, resulting in net proceeds to the Company of approximately $21.5 million, including net proceeds from the partial exercise of the underwriters’ over-allotment option, after deducting underwriting discounts, commissions, and offering expenses. We had no borrowings outstanding under our revolving line of credit as of June 30, 2026.

We used $6,045,692 of cash in operating activities during the six months ended June 30, 2026, compared to $126,190 during the same period in 2025. Cash used in operating activities in the 2026 period included approximately $3.0 million of net outflows from changes in operating assets and liabilities, primarily due to a $1.5 million increase in accounts receivable, and a $0.7 million decrease in accounts payable and accrued expenses. We expect to continue to use cash in operating activities as we invest in product development and expand our sales and marketing organization. Our rate of cash usage in any given period depends substantially on the timing of contract awards, billings and collections, and may vary significantly from period to period

Our revenue is concentrated among a limited number of U.S. Government and government-adjacent customers, and the timing of customer billings, collections, and contract awards is influenced by federal budgeting and appropriation cycles. One customer represented 47% of our accounts receivable as of June 30, 2026. As a result, our quarterly cash flow from operations may vary significantly from period to period, and a delay in collection from a significant customer could have a disproportionate effect on our liquidity in any given quarter. We monitor working capital, days sales outstanding, and our concentrated receivable balances on a regular basis.

Our revolving line of credit provides for borrowings of up to $2.5 million. We repaid all amounts outstanding under the facility during the three months ended June 30, 2026 and had no borrowings outstanding as of June 30, 2026. The facility is payable on demand and may be cancelled by either party at any time upon written notice. Accordingly, we do not consider availability under the facility to be a committed source of liquidity.

Based on management’s evaluation as of June 30, 2026, including consideration of our cash, expected cash flows from operations and our forecasted operating plan, management concluded that no conditions or events exist that raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued. In reaching this conclusion, management did not rely on availability under our revolving line of credit.

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

Material Cash Requirements

Our material cash requirements as of June 30, 2026 consist primarily of the following:

Operating lease obligations: We lease office space under non-cancelable operating leases for our offices in Denver, Colorado, Morgantown, West Virginia, and Grand Rapids, Michigan. As of June 30, 2026, the total undiscounted future minimum lease payments under these leases were approximately $1.2 million, of which approximately $0.3 million is payable within the next twelve months. For additional information regarding our lease obligations, including the remaining lease term and discount rate used to measure the related lease liability, refer to Note 6 of our condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 6 of our consolidated financial statements included in our 2025 Annual Report.

Line of credit: We maintain a revolving line of credit, and during the three months ended June 30, 2026, we repaid $237,812 of outstanding borrowings under the line of credit. As of June 30, 2026, there were no borrowings outstanding, and approximately $2.5 million of borrowing capacity remained available under the facility, subject to the terms and conditions of the credit agreement, including covenant requirements. We currently expect to maintain the facility as a source of supplemental liquidity. For additional information, refer to Note 7 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Purchase obligations: In the ordinary course of business, we enter into agreements with vendors and service providers, including for cloud infrastructure, software, and professional services. As of June 30, 2026, we had approximately $0.7 million of non-cancelable purchase commitments for equipment to expand our computing infrastructure. Other than as described above, we do not have any material non-cancelable purchase obligations as of June 30, 2026.

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

Cash flow activity below is a vital financial metric that represents the net amount of cash moving into and out of a business. The table below provides details about cash flow performance for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
Net cashed (used in) provided by:
Operating activities	$(6,045,692)	$(126,190)	$(5,919,502)	4,691%
Investing activities	(1,953,786)	(354,171)	(1,599,615)	452%
Financing activities	19,642,381	(184,753)	19,827,134	(10,732%)
Net increase (decrease in cash)	$11,642,903	$(665,114)	$12,308,017	(1,851%)

Operating Activities

Net cash used in operating activities was $6,045,692 and $126,190 for the six months ended June 30, 2026 and 2025, respectively. The increase of $5,919,502 was driven by two principal factors.

First, our cash operating costs grew substantially faster than gross profit. Selling, general and administrative expenses increased $2,407,364 and research and development expenses increased $1,253,963, while gross profit increased only $64,077. The costs driving that growth, principally personnel costs and costs associated with operating as a public company, were substantially settled in cash during the period.

Second, changes in operating assets and liabilities used $3.0 million of cash during the 2026 period, compared to $0.5 million during the 2025 period. The most significant movement was a $1.5 million increase in accounts receivable, with one customer representing 47% of our accounts receivable balance at June 30, 2026. Revenue recognized during the second quarter of 2026 under the research and development contract described above substantially exceeded cash collected under that contract during the period. Accordingly, the improvement in gross profit for the quarter was not accompanied by a corresponding increase in operating cash flow. In addition, accounts payable and accrued expenses decreased $0.7 million and deferred revenue decreased $0.4 million, each of which further reduced operating cash flow.

Investing Activities

Net cash used in investing activities was $1,953,786 and $354,171 for the six months ended June 30, 2026 and 2025, respectively. The increase in cash used in investing activities was primarily driven by higher spending on capitalized software development and purchases of fixed assets during the six months ended June 30, 2026 compared to the prior-year period. Capitalized software costs reflect ongoing investment in the development and enhancement of certain of the Company’s product offerings.

Financing Activities

Net cash provided by financing activities was $19,642,381 for the six months ended June 30, 2026, compared to net cash used in financing activities of $184,753 for the six months ended June 30, 2025. The increase was primarily attributable to net proceeds of approximately $21.5 million from the Company's initial public offering, including proceeds from the partial exercise of the underwriters' over-allotment option, partially offset by net repayments under the Company's line of credit during the period.

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

Critical Accounting Policies and Estimates

There has been no material change in our significant accounting policies and estimates disclosed in Note 1 of the Notes to Consolidated Financial Statements and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC").

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2026, Eye Corp IT Solutions LLC filed a claim in the High Court of England and Wales (Case No. CL-2026-000062) that named Rank One Computing Corporation and certain other defendants. For a description of our material pending legal proceedings, see Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which description is incorporated herein by reference.

Other than as described in Note 7, we are not currently a party to any legal proceedings the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations. From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, other than as set forth below.

Our pending acquisition of Zuccaro Technical Consulting, LLC ("ZTC") may not be completed or may be delayed, and we will incur significant costs whether or not the acquisition is completed.

On June 23, 2026 we entered into a Purchase Agreement to acquire ZTC. Closing is subject to conditions we do not fully control, including receipt of required regulatory approvals and third-party consents, execution of employment agreements with key personnel, and completion of an audit of ZTC's 2024 and 2025 annual financial statements. That audit has not been completed, and it may identify matters that cause us to seek to renegotiate or terminate the transaction, delay closing, or result in the condition not being satisfied. We have incurred, and expect to continue to incur, significant legal, accounting and advisory costs in connection with the transaction, and these costs are expensed as incurred and are not recoverable if the acquisition is not completed. In addition, following any closing we will be required to file audited financial statements of ZTC and related pro forma financial information with the SEC within a prescribed period, and a failure to do so on a timely basis could adversely affect our eligibility to use certain registration statement forms.

The ZTC acquisition may not deliver the benefits we expect, will dilute our existing stockholders, and will reduce our reported operating results.

We have limited experience acquiring and integrating other businesses. Although members of our management team may have participated in acquisitions at other organizations, we have not previously completed one as a company. Integrating ZTC will require significant management attention and resources that would otherwise be directed to operating our business. We may incur integration costs in excess of those we currently anticipate. We may fail to retain ZTC's key personnel, customers or contracts, and the anticipated benefits to our ROC Evidence product line may not materialize. Consideration includes $500,000 of cash, $2,500,000 in restricted shares of our common stock, which will dilute existing stockholders, and revenue share payments of up to $7,000,000 over a seven-year term. In addition, we will issue $500,000 of restricted stock units to ZTC's key personnel. Because a substantial portion of the equity consideration, restricted stock units and the revenue share payments are forfeitable upon termination of employment, we expect to recognize those amounts as compensation expense in periods following the closing rather than as purchase consideration, which will reduce our reported operating results in those future periods, in some cases materially. We also expect to record goodwill and intangible assets, which are subject to impairment testing. A decline in the performance of the acquired business, or in our market capitalization, could result in an impairment charge.

We are a defendant in litigation that could result in substantial costs and divert management attention, and our insurance may not cover the full amount of any loss.

In March 2026 a claim was filed against us and certain other defendants in the High Court of England and Wales, as described in Note 7 to our condensed consolidated financial statements. We have incurred, and expect to continue to incur, legal costs in defending the matter, and insurance coverage may prove insufficient with respect to legal costs and any judgment or settlement. The plaintiff seeks damages of approximately $179.1 million. The Company believes the claim is without merit and intends to defend the matter vigorously. Because the matter is at an early stage, we are not able to estimate the amount or range of any reasonably possible loss, and we have not recorded any accrual for a loss. An adverse outcome, or the cost of defending or resolving the matter, could be material to our results of operations or financial condition in a given period. Litigation of this nature is also inherently unpredictable and may divert the attention of our management from operating our business.

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
10.2

Purchase Agreement, dated June 23, 2026, by and among Rank One Computing Corporation, ZTC Holdco, Inc., Anthony J. Zuccaro, Emily J. Sverchek, and Zuccaro Technical Consulting LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC June 24, 2026)

10.3*	Form of Director and Officer Indemnification Agreement
10.4*	Contract, dated March 28, 2025, by and between the Company and Customer A
10.5*	Amendment to Contract, dated June 23, 2026, by and between the Company and Customer A
31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 2026.

RANK ONE COMPUTING CORPORATION

By:	/s/ B. Scott Swann
Name:	B. Scott Swann
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cody Barnes
Name:	Cody Barnes
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)