Form 10-Q
period 2026-09-30
Rank One Computing Corp
filed 2026-11-13
CIK 2077709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, there were 19,592,457 shares of the registrant’s common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$7,473,292	$270,560
Accounts receivable, net	11,098,334	4,155,230
Prepaid expenses and other current assets	839,125	420,785
Total current assets	19,410,751	4,846,575

Property and equipment, net	1,663,635	268,569
Goodwill	115,124	—
Intangible assets, net	688,554	5,519
Operating lease right-of-use asset	873,106	1,088,181
Capitalized software, net	2,149,660	726,582
Other assets	42,326	30,195
Total non-current assets	5,532,405	2,119,046

Total assets	$24,943,156	$6,965,621

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,087,167	$2,802,961
Acquisition consideration payable	385,976	—
Deferred revenue	1,847,714	1,382,995
Line of credit	—	1,839,891
Current portion of operating lease liabilities	312,167	306,113
Total current liabilities	4,633,024	6,331,960

Long-term operating lease liabilities	679,370	912,229
Deferred tax liability	13,703	13,703
Other long-term liabilities	8,879	—
Total long-term liabilities	701,952	925,932

Total liabilities	5,334,976	7,257,892
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock, par value $0.01; 100,000,000 shares authorized; 19,560,771 and 15,021,650 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	195,608	150,217
Additional paid-in capital	27,321,562	4,226,455
Accumulated deficit	(7,908,990)	(4,668,943)
Total stockholders’ equity (deficit)	19,608,180	(292,271)
Total liabilities and stockholders’ equity (deficit)	$24,943,156	$6,965,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$8,004,768	$5,349,990	$15,646,391	$13,492,434
Cost of sales	814,755	1,143,475	1,884,023	2,777,639
Gross profit	7,190,013	4,206,515	13,762,368	10,714,795

Operating expenses:
Selling, general and administrative	3,914,393	2,363,822	10,174,761	6,162,114
Research and development	2,677,311	1,907,815	6,834,845	4,811,387
Total operating expenses	6,591,704	4,271,637	17,009,606	10,973,501
Operating (loss) income	598,309	(65,122)	(3,247,238)	(258,706)

Other income (expense)
Interest income (expense)	19,994	(26,449)	11,284	(49,544)
Other income (expense)	(3,643)	-	(4,092)	-
Total other income (expense), net	16,351	(26,449)	7,192	(49,544)
(Loss) income before tax	614,660	(91,571)	(3,240,046)	(308,250)
Provision for (benefit from) income taxes	—	661,795	—	600,476
Net (loss) income	$614,660	$(753,366)	$(3,240,046)	$(908,726)

Earnings (loss) per share — basic	$0.03	$(0.05)	$(0.18)	$(0.06)
Earnings (loss) per share — diluted	$0.03	$(0.05)	$(0.18)	$(0.06)
Weighted-average shares — basic	19,153,870	15,021,650	18,295,563	15,002,111
Weighted-average shares — diluted	22,881,629	15,021,650	18,295,563	15,002,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2026	15,021,650	$150,217	$4,226,455	$(4,668,943)	$(292,271)
Stock-based compensation	—	—	142,470	—	142,470
Issuance of common stock from initial public offering, net of issuance costs	4,058,477	40,584	21,441,687	—	21,482,271
Net loss	—	—	—	(3,038,194)	(3,038,194)
Balance at March 31, 2026	19,080,127	$190,801	$25,810,612	$(7,707,137)	$18,294,276
Stock-based compensation	—	—	329,787	—	329,787
Net loss	—	—	—	(816,513)	(816,513)
Balance at June 30, 2026	19,080,127	$190,801	$26,140,399	$(8,523,650)	$17,807,550
Stock-based compensation	—	—	476,029	—	476,029
Restricted stock issued in business combination	416,666	4,166	603,958	—	608,124
Stock options exercised	63,978	641	101,176	—	101,817
Net income	—	—	—	614,660	614,660
Balance at September 30, 2026	19,560,771	$195,608	$27,321,562	$(7,908,990)	$19,608,180

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	14,985,411	$149,854	$3,692,515	$(1,992,097)	$1,850,272
Stock-based compensation	—	—	89,819	—	89,819
Net loss	—	—	—	(736,566)	(736,566)
Balance at March 31, 2025	14,985,411	$149,854	$3,782,334	$(2,728,663)	$1,203,525
Stock-based compensation	—	-	90,627	—	90,627
Stock options exercised	36,239	363	7,743	—	8,106
Net income	—	—	—	581,204	581,204
Balance at June 30, 2025	15,021,650	$150,217	$3,880,704	$(2,147,459)	$1,883,462
Stock-based compensation	—	—	179,467	-	179,467
Net loss	—	—	—	(753,366)	(753,366)
Balance at September 30, 2025	15,021,650	$150,217	$4,060,171	$(2,900,825)	$1,309,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANK ONE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,240,046)	$(908,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	948,286	359,913
Depreciation and amortization	417,971	103,519
Non-cash lease expense	263,137	203,158
Foreign currency transaction loss	3,643	-
Change in expected credit losses	42,624	160,498
Changes in assets and liabilities:
Accounts receivable, net	(6,707,467)	(2,581,285)
Prepaid expenses and other current assets	(641,781)	119,765
Deferred tax asset	—	787,017
Other assets	(12,131)	—
Deferred revenue	464,719	(78,356)
Accounts payable and accrued expenses	(724,196)	876,367
Lease liability	(274,867)	(198,844)
Other long term liabilities	8,879	—
Net cash used in operating activities	(9,451,229)	(1,156,974)

Cash flows from investing activities:
Purchases of property and equipment	(1,571,867)	—
Acquisition of business, net of cash acquired	(90,884)	—
Capitalized software	(1,654,283)	(490,761)
Net cash used in investing activities	(3,317,034)	(490,761)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,709,069	—
Proceeds from the exercise of stock options	101,817	8,106
Proceeds from (repayment of) the line of credit, net	(1,839,891)	985,344
Net cash provided by financing activities	19,970,995	993,450

Net change in cash	7,202,732	(654,285)
Cash at beginning of period	270,560	726,436
Cash at end of period	$7,473,292	$72,151
Supplemental disclosures:
Cash paid for interest	$70,848	$61,321

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as consideration for business acquisition	$608,124	$—
Business acquisition consideration payable	$385,976	$—
Fair value of warrants issued with initial public offering	$936,042	$—
Deferred offering costs reclassified to additional paid-in capital	$226,798	$—

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

On August 31, 2026, the Company acquired Zuccaro Technical Consulting LLC ("ZTC"). Additional information regarding the acquisition is included in Note 3, Business Combinations.

Initial Public Offering

On February 23, 2026, the Company completed its initial public offering (the “IPO”) of 4,000,000 shares of common stock at $6.00 per share and, on March 26, 2026, issued an additional 58,477 shares upon the underwriters’ partial exercise of their over-allotment option. See Note 9, Stockholders’ Equity.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2026.

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments necessary for the fair presentation of the Company's condensed consolidated balance sheet as of September 30, 2026, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the interim periods ended September 30, 2026 and 2025 have been made. Such adjustments consist only of normal recurring adjustments. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results for the interim period ended September 30, 2026, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

On January 8, 2026, the Company effected a stock split of the Company’s issued and outstanding Common Shares, by a ratio of 167-to-1 (the “Forward Stock Split”). Accordingly, all Common Shares, stock options, warrants, as well as per share information, for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect the Forward Stock Split.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Rank One Computing Corporation and its wholly owned subsidiaries, ROC Federal LLC and Zuccaro Technical Consulting LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued and Newly Adopted Accounting Pronouncements

Effective January 1, 2026, the Company adopted Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosure requirements, including expanded disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The adoption did not affect the recognition or measurement of the Company's income tax provision and had no impact on its consolidated financial position, results of operations, or cash flows. Because the Company's income tax provision is offset by a full valuation allowance, the impact of adoption is primarily related to presentation and disclosure requirements, which are expected to be reflected principally in the Company's annual income tax footnote.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied on either a prospective or retrospective basis. The Company is currently assessing the potential impacts of adoption on its financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the accounting for internal-use software costs by replacing the existing development-stage model with a principles-based capitalization framework, clarifying the accounting for software developed using agile and other modern development methodologies, and enhancing certain disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and related disclosures.

Except as described above, the Company does not expect the adoption of any other recently issued accounting standards to have a material impact on its consolidated financial statements or related disclosures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the fair values assigned to the assets acquired and liabilities assumed in a business combination, the estimated useful lives of acquired intangible assets, the recoverability of goodwill and long-lived assets, the standalone selling prices used to allocate the transaction price in revenue arrangements, the allowance for expected credit losses, the estimated economic lives and net realizable value of capitalized software, the valuation of share-based payment awards, and the realizability of deferred tax assets. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial to the financial statements and had no impact on previously reported net loss, total assets, total liabilities, stockholders’ equity, or the previously reported net decrease in cash and cash equivalents. In addition, certain amounts previously presented within other income (expense) in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2026 have been reclassified to selling, general and administrative expenses to conform to the current-period presentation. This reclassification was immaterial and had no impact on previously reported loss before income taxes or net loss.

Fair Value Measurements

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025. Management believes the carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. In connection with the acquisition described in Note 3, the Company measured certain assets acquired and liabilities assumed at fair value on a nonrecurring basis as of the acquisition date. The fair value of equity consideration transferred was determined based on the quoted market price of the Company's common stock on the acquisition date (Level 1 input). The fair values assigned to acquired developed technology and customer relationship intangible assets were based on valuation techniques utilizing significant unobservable inputs and therefore represent Level 3 measurements. These acquisition-date fair value measurements are not subsequently remeasured on a recurring basis.

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has not previously experienced any losses related to these balances. The uninsured cash balance as of September 30, 2026, and December 31, 2025, was approximately $7.2 million and $0.0 million, respectively. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States. The table below details (1) the percentage of overall accounts receivable for customers that represented 10% or more of the total as of the end of each period presented and (2) the percentage of overall revenue for customers that represented 10% or more of the total during each period presented.

	% of Total Accounts Receivable		% of Total Revenue
	As of		For the three months ended September 30,		For the nine months ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Customer A	27%	15%	23%	*	29%	18%
Customer B	25%	-	27%	-	14%	-
Customer C	-	16%	-	41%	-	28%
Customer D	*	11%	*	*	*	*

(* = less than 10%; - = none)

Prior-year customer concentration information has been reclassified to include contract assets to conform to the current-year presentation. This reclassification had no impact on the Company’s condensed consolidated balance sheets, statements of operations, or cash flows.

Accounts Receivable and Allowance for Credit Losses

The Company sells its services to customers on an open credit basis. Accounts receivable are uncollateralized, non-interest-bearing customer obligations and are typically due within 30 days. ASC 326 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires the Company to pool assets with similar risk characteristics and consider current economic conditions when estimating losses. Allowance for credit losses is based on the Company’s current estimate of expected credit losses over the contractual life of the receivables in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions.

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Nine months ended September 30, 2026	Year ended December 31, 2025
Beginning balance	$161,723	$60,040
Provision	42,624	101,683
Write-offs(1)	(65,000)	—
Ending Balance	$139,347	$161,723

(1)
Amounts written off during the nine months ended September 30, 2026 were fully reserved as of December 31, 2025.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives for property and equipment are five to seven years. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in other income or expense in the condensed consolidated statements of operations.

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

The Company’s revenue is derived from three categories: product sales, research and development (“R&D”) contracts, and service contracts. Each contract is classified in a single category based on its principal purpose, which is generally the deployment and support of a specific Company product or the performance of R&D. As a result, product sales and R&D contracts may include services that are significant in amount or duration when those services are performed in connection with deploying and supporting a Company product or an R&D effort.

Product sales: Product revenue primarily consists of sales of software licenses for the Company’s products, which generally include post-contract customer support. It also includes sales of bundled security solutions that combine the Company’s software with cameras, hardware devices, and installation services. Revenue from software-as-a-service (“SaaS”) arrangements is reported within product sales under the product to which it relates. Product sales may also include services performed to deploy and support a Company product, including onsite operation and monitoring of the Company’s software and related hardware over extended periods. The Company’s products are:

•
ROC SDK, which consists of software development kits that allow customers to integrate the Company’s biometric and computer vision technologies into their own applications.
•
ROC Watch, a software platform that provides real-time monitoring, threat detection, and analytics for video and camera feeds.
•
ROC ABIS, an automated biometric identification system designed for large-scale identity matching, verification, and forensic investigation.
•
ROC Enroll, a remote identity verification solution used to capture, manage, and evaluate biometric and identity document data for use with the Company’s platform and with customers’ platforms.
•
ROC Evidence, a cloud-native digital evidence management system (“DEMS”) used for investigation and litigation support.

R&D contracts: The Company performs R&D services under contracts, primarily with U.S. government agencies and, to a lesser extent, commercial customers. These contracts may also include software licenses and professional services. Those elements are reported within R&D contracts when the principal purpose of the contract is R&D.

Service contracts: The Company also provides services under contracts that do not include a software license, hardware, or R&D deliverable. Service contracts primarily relate to consulting services performed by Zuccaro Technical Consulting LLC (“ZTC”) under customer contracts acquired in the Company’s acquisition of ZTC on August 31, 2026 (see Note 3). Services performed in connection with deploying and supporting a Company product or an R&D effort, such as installation, implementation, onsite operation and monitoring, and professional services, are reported within product sales or R&D contracts, respectively, rather than within the service contracts category.

In the following tables, revenue is disaggregated by major product line, geographic area based on customer location, and the timing of revenue recognition for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ROC SDK	$2,611,483	$1,721,238	$5,488,676	$4,263,378
ROC Watch	792,386	2,521,647	1,929,986	4,948,879
ROC ABIS	2,159,725	286,556	2,393,191	326,108
ROC Enroll	58,920	38,113	183,514	312,573
ROC Evidence	62,810	—	80,310	—
Total Product Revenue	5,685,324	4,567,554	10,075,677	9,850,938
R&D Contracts	2,153,588	782,436	5,369,439	3,641,496
Service Contracts	165,856	—	201,275	—
Total Revenue	$8,004,768	$5,349,990	$15,646,391	$13,492,434

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$7,546,290	$4,913,238	$14,534,254	$12,299,308
International	458,478	436,752	1,112,137	1,193,126
	$8,004,768	$5,349,990	$15,646,391	$13,492,434

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Timing of revenue recognition
Products transferred at a point in time	$4,850,136	$3,486,074	$10,171,744	$7,430,653
Products and services transferred over time	3,154,632	1,863,916	5,474,647	6,061,781
Total Revenue	$8,004,768	$5,349,990	$15,646,391	$13,492,434

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

Bundled Security Solutions

The Company sells bundled security solutions consisting of hardware (including cameras and computing devices), software licenses, installation services, and PCS, which are deployed at customer locations to monitor activity and identify people, vehicles, and other objects. Hardware and software license revenue is recognized at a point in time upon delivery to the customer site, installation services revenue is recognized over time as the services are performed, and PCS revenue is recognized ratably over the support period.

R&D Contracts

The Company enters into R&D contracts with customers (predominantly U.S. Government agencies and prime contractors, along with select commercial customers) under which the Company provides a license to use the software as part of a stated project, together with professional services to perform custom development, simulations, integration, testing, or other applications of the software in support of the customer’s research or development objectives. Most R&D Contracts are priced on a fixed-fee basis, with certain contracts billed on a usage or “time-and-materials” basis. Hardware and software license revenue is recognized at a point in time upon delivery to the customer site, and professional services revenue is recognized over time, as the services are performed over the contract period.

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

Contract assets were $4.8 million as of September 30, 2026 and $1.2 million as of December 31, 2025, and are included in accounts receivable, net on the condensed consolidated balance sheets. The increase in contract assets during the nine months ended September 30, 2026 was primarily attributable to R&D contracts. Refer to Contract Liabilities below for information regarding the Company's contract liability balances.

Costs to Obtain Contracts

The Company accounts for incremental costs of obtaining customer contracts (sales commissions) in accordance with ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers. Under the practical expedient permitted by ASC 340-40-25-4, the Company expenses such costs as incurred for contracts with an expected amortization period of one year or less. For contracts with an expected amortization period greater than one year, the Company capitalizes eligible incremental costs if recovery is expected and amortizes the resulting asset on a straight-line basis over the expected period of benefit. The portion of the asset expected to be amortized within twelve months of the balance sheet date is presented within Prepaid expenses and other current assets, with the remainder presented within Other assets on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, total capitalized commission costs were $60,361 and $32,940, respectively, of which $18,035 and $2,745 are classified as current and $42,326 and $30,195 are classified as long-term. The long-term balances have remaining amortization periods extending through 2030.

Contract Liabilities

Sales are generally recorded in the month the service is provided. For customers who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract in accordance with the prescribed revenue recognition method. The Company recognized $248,226 and $189,589 of revenue during the three months ended September 30, 2026 and 2025, respectively, and $1,170,900 and $1,174,324 of revenue during the nine months ended September 30, 2026 and 2025, respectively, that was included in the contract liability balance as of December 31, 2025 and 2024, respectively.

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Determining the Standalone Selling Price (SSP) for Post-Contract Support (PCS) Services

Contracts with customers often include multiple performance obligations that are distinct and accounted for separately. These typically include licensed software and PCS services, such as maintenance, technical support, and software updates.

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

Effective for arrangements with a contract inception date on or after June 1, 2026 that include committed PCS, the Company refined the method used to estimate the relationship between the standalone selling prices of the software license and PCS to more faithfully reflect that relationship over longer committed PCS periods. The refinement was accounted for as a change in accounting estimate and applied prospectively. Arrangements entered into prior to that date were not affected. The effect of the change was not material to the three and nine months ended September 30, 2026.

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

Remaining performance obligations

As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,825,009, consisting primarily of post-contract customer support and committed minimum fees under multi-year software license arrangements. The Company expects to recognize approximately 46% of this amount as revenue over the next 12 months, approximately 80% within 24 months, and substantially all within 36 months.

The Company applies the practical expedient in ASC 606-10-50-14(a) and does not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less, which consist primarily of annual software license and maintenance arrangements. Remaining performance obligations also exclude usage-based fees in excess of contractual minimum commitments, which are recognized as the related usage occurs. Certain of the Company’s contracts, including contracts with commercial customers, municipalities, and U.S. government agencies and prime contractors, allow the customer to terminate for convenience without a substantive termination penalty, or include options for additional periods. For these contracts, the contract term for revenue purposes is limited to the period during which the parties have enforceable rights and obligations, and amounts for periods beyond the termination notice period and for unexercised options are excluded from remaining performance obligations. As a result, remaining performance obligations are less than the total stated value of certain of the Company’s contracts.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows. During the three and nine months ended September 30, 2026 and 2025, the Company recognized no impairment charges on long-lived assets.

Advertising Costs

The Company expenses the costs associated with advertising as they are incurred. The Company incurred $70,279 and $32,005 for advertising costs for the three months ended September 30, 2026 and 2025, respectively, and $204,788 and $76,651 for advertising costs for the nine months ended September 30, 2026 and 2025, respectively. Advertising costs are included within selling, general and administrative expenses.

Research and Development Costs

Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine the Company’s platforms, products and services, and other IT-related costs, travel costs, and allocated overhead. Research and development costs are expensed as incurred and recorded to the research and development caption on the condensed consolidated statements of operations.

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method. The purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with any excess recorded as goodwill. Determining fair value requires management to make significant estimates and assumptions, particularly for acquired intangible assets. Those estimates include, among others, forecasted revenue and profitability, customer contract renewal probabilities, the cost to recreate acquired technology, technology obsolescence and discount rates. The Company may use independent valuation specialists to assist in measuring the fair value of acquired assets and assumed liabilities.

If the initial accounting for an acquisition is incomplete at the end of a reporting period, provisional amounts are recorded. During the measurement period, which does not exceed one year from the acquisition date, the Company retrospectively adjusts those provisional amounts for new information obtained about facts and circumstances that existed at the acquisition date, with a corresponding adjustment to goodwill. Adjustments recognized after the measurement period ends are recorded in earnings.

The Company evaluates whether arrangements entered into with the sellers in connection with an acquisition are part of the exchange for the acquired business or are separate transactions. Amounts payable to selling shareholders that are contingent on their continued employment or service are accounted for as post-combination compensation cost rather than as consideration transferred. A business combination that in effect settles a preexisting relationship between the Company and the acquired business is accounted for separately from the acquisition. Acquisition-related transaction costs are expensed as incurred, and direct and incremental costs of issuing equity as consideration are recorded as a reduction of additional paid-in capital.

Goodwill

Goodwill represents the excess of the consideration transferred in a business combination over the fair value of the net identifiable assets acquired. Goodwill is not amortized. The Company operates as a single operating segment and has determined that it has one reporting unit, because the acquired operations are integrated into the Company’s product development organization immediately upon acquisition and discrete financial information reflecting their standalone results is not prepared or reviewed by the chief operating decision maker. Accordingly, all goodwill is assigned to that single reporting unit.

Goodwill is tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may exceed its fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If that threshold is met, or if the Company elects to bypass the qualitative assessment, a quantitative test is performed by comparing the fair value of the reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to the reporting unit.

Intangible Assets - Acquired and Purchased

Intangible assets acquired in a business combination are recorded at their acquisition-date fair values. The Company’s acquired intangible assets consist of developed technology, which represents the software, algorithms and technical know-how used in the acquired business, and customer relationships, which represent the value of the existing contractual and non-contractual relationships with customers of the acquired business. Both are finite-lived and are amortized on a straight-line basis over their estimated useful lives, which are 5 years for developed technology and 10 years for customer relationships. Straight-line amortization is used because the Company expects the economic benefits of these assets to be realized ratably over their useful lives. Amortization of developed technology is recorded in cost of sales and amortization of customer relationships is recorded in selling, general and administrative expenses.

Purchased software is recorded at cost and amortized on a straight-line basis over its estimated useful life. The Company reviews the estimated useful lives of its finite-lived intangible assets each reporting period and accounts for a change in estimated useful life prospectively.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset group with the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value.

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

Capitalization of development costs for a component ceases, and amortization of that component begins, when the component is available for general release to customers. The first components became available for general release during the second quarter of 2026. Refer to Note 6 – Goodwill and Intangible Assets for the components of capitalized software and the related amortization expense.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC 718, Compensation—Stock Compensation. Share-based awards include stock options, restricted stock awards, restricted stock units ("RSUs"), and other equity-based awards issued to employees, nonemployees, and service providers.

The fair value of restricted stock and RSU awards is generally based on the closing price of the Company's common stock on the grant date. For periods prior to the Company's IPO, the fair value of common stock underlying such awards was determined based on contemporaneous valuations of the Company's common stock, including 409A valuations when appropriate. Compensation expense is recognized over the requisite service period of the award, and the Company elected to account for forfeitures as they occur.

The fair value of stock option awards is estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Due to the Company’s limited historical data related to employee share option exercise behavior, the Company has elected to use the “simplified” method as permitted by Staff Accounting Bulletin No. 110 for its “plain vanilla” stock option grants. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. ROC does not yet have sufficient history of public trading and therefore utilizes the volatility of peer companies.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the Chief Operating Decision Maker (the “CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

While the Company generates revenue in multiple ways (sale of access to its software platforms, maintenance services, and professional services), these services are often bundled and difficult to assess individually. The CODM manages the business activities and receives financial reporting information on a consolidated basis as a single operating segment. While the CODM reviews sales by product offering, no profit measures are provided at that level. Accordingly, the Company has determined it has one operating segment, which is its only reportable segment. Following the acquisition of ZTC on August 31, 2026 (see Note 3), ZTC's personnel and activities were integrated into the Company's development organization, and the CODM continues to receive and review financial information only on a consolidated basis. The acquisition did not change the Company's single operating segment.

Resource allocation and performance evaluation are based on consolidated net income as reported in the condensed consolidated statements of operations, with supplemental consideration of sales by product offering, as well as consolidated gross profit and operating income or loss. Sales are monitored at the individual product offering level to gauge growth and market penetration, and to ensure timely execution of the Company’s sales contracts, but profit measures are not available at the product level. The CODM does not consider the impact of any intercompany sales or transfers; their analysis is performed on a consolidated basis.

The CODM reviews only the expense captions presented in the condensed consolidated statements of operations (cost of sales; selling, general and administrative; research and development; interest income (expense); and other expense) and receives no further disaggregated expense information.

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

The Company’s total revenue for the single reportable segment is presented in the Revenue Recognition section, which includes a disaggregation of revenue by product, revenue by geographic location, and significant revenue concentrations for the three and nine months ended September 30, 2026 and 2025.

Benefit Plans

We sponsor a defined contribution retirement savings plan for employees who meet certain eligibility requirements. Under the plan, the Company makes a non-elective contribution equal to 3% of each eligible employee’s compensation, regardless of whether the employee elects to contribute. There is no matching component. Employer contributions vest immediately. Total employer contributions were $111,285 and $73,449 for the three months ended September 30, 2026 and 2025, respectively, and $296,581 and $220,170 for the nine months ended September 30, 2026 and 2025, respectively.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, vested, settled, or converted into common stock. Diluted EPS includes the effect of stock options, warrants, restricted stock units and other potentially dilutive securities using the treasury stock method, and convertible instruments using the if-converted method, when dilutive. Potential common shares are excluded from the calculation whenever their effect would be antidilutive.

Certain unvested restricted shares issued in connection with the acquisition of Zuccaro Technical Consulting LLC contain nonforfeitable dividend rights and therefore constitute participating securities. Accordingly, the Company applies the two-class method of computing earnings per share, under which earnings allocated to participating securities are excluded from earnings attributable to common stockholders. Because these awards remain subject to service-based vesting conditions, the underlying shares are excluded from the denominator of basic EPS until vested. Net losses are not allocated to participating securities because the holders are not contractually obligated to participate in the Company's losses. Shares issuable upon settlement of vested restricted stock units, for which all necessary conditions have been satisfied, are included in the denominator of basic EPS from the vesting date, although such shares are not considered issued and outstanding until settled.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders, including a reconciliation of the numerators and denominators used in the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$614,660	$(753,366)	$(3,240,046)	$(908,726)
Less: undistributed earnings allocated to participating securities	(2,821)	—	—	—
Net income (loss) attributable to common stockholders—basic and diluted	$611,839	$(753,366)	$(3,240,046)	$(908,726)

Denominator:
Weighted-average shares of common stock outstanding—basic	19,153,870	15,021,650	18,295,563	15,002,111
Effect of dilutive securities:
Stock options and warrants	3,718,365	—	—	—
Restricted stock units and restricted stock	9,394	—	—	—
Weighted-average shares of common stock outstanding—diluted	22,881,629	15,021,650	18,295,563	15,002,111

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.05)	$(0.18)	$(0.06)
Diluted	$0.03	$(0.05)	$(0.18)	$(0.06)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options	1,970,064	9,376,716	9,656,082	9,376,716
Restricted stock units	—	—	290,780	—
Warrants	284,093	—	284,093	—
Unvested restricted stock	270,833	—	270,833	—
Total	2,524,990	9,376,716	10,501,788	9,376,716

Note 3 – Business Combinations

Description of the Transaction

On August 31, 2026 (the “Closing Date”), the Company acquired 100% of the issued and outstanding membership interests of Zuccaro Technical Consulting LLC from ZTC Holdco, Inc. (the “Seller”) pursuant to a Purchase Agreement dated June 23, 2026 (the “Purchase Agreement”). ZTC is a Maryland limited liability company headquartered in Herndon, Virginia that provides digital evidence, federal digital forensics, data exploitation and related engineering and technical consulting services to United States government customers, principally as a subcontractor to prime contractors.

The Company acquired ZTC to add cleared technical personnel, established federal contract positions and domain expertise in digital forensics, which the Company expects will accelerate the development, deployment and adoption of its ROC Evidence digital evidence management platform. The Company obtained control of ZTC by acquiring all of its outstanding equity interests in exchange for cash and shares of the Company’s common stock. The transaction has been accounted for as a business combination under ASC 805, Business Combinations.

Consideration Transferred

The following table summarizes the acquisition-date fair value of the consideration transferred:

Cash payment at closing, base purchase price (a)	$500,000
Payment at close against the $300,000 target per the Estimated Closing Statement (b)	(6,498)
Consideration payable based on estimated closing adjustments (c)	385,976
Fair value of 145,833 shares of common stock vested at Closing (d)	608,124
Less: effective settlement of the Company’s preexisting accounts payable to ZTC (e)	(149,614)
Total	$1,337,988

(a) Represents the base cash consideration under the Purchase Agreement. The portion of this amount applied at Closing to the Seller’s transaction expenses, $126,518, was paid on the Seller’s behalf and is included in consideration transferred.

(b) Represents the estimated shortfall of closing net working capital against the $300,000 working capital target specified in the Purchase Agreement.

(c) Represents the net amount payable to the Seller after Closing under the adjustment provisions of the Purchase Agreement, comprising Estimated Closing Cash of $402,618, less an estimated net working capital true-up of $16,642 due to the Company. The final amount will be determined on delivery of the final Closing Statement. Any difference between the estimated and final amounts resolved within the measurement period will be recorded as an adjustment to consideration transferred, with a corresponding adjustment to goodwill.

(d) At Closing the Company issued 416,666 restricted shares of its common stock to the Seller. Of the shares issued, 145,833 shares are not subject to forfeiture and carry no continuing service requirement, and are therefore consideration transferred, measured at the $4.17 per share closing price of the Company’s common stock on the Closing Date. The remaining 270,833 shares are subject to forfeiture on termination of service and are accounted for as post-combination compensation cost rather than as consideration transferred, as described below. The shares issued are subject to a 12-month contractual restriction on sale, which does not affect the measurement of their fair value.

(e) The Company and ZTC were parties to a professional services agreement and a teaming agreement entered into in the ordinary course of business before the acquisition. The acquisition effectively settled that preexisting relationship. The settlement is accounted for separately from the business combination, so the amount is excluded from consideration transferred and the corresponding receivable is excluded from the assets acquired.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary amounts recognized for each major class of assets acquired and liabilities assumed at the Closing Date:

Cash	$402,618
Accounts receivable, net of allowance for credit losses (1)	281,904
Prepaid expenses and other current assets	3,357
Intangible assets, net	693,000
Goodwill	115,124
Accounts payable and accrued expenses	(158,015)
Total	$1,337,988

(1) The fair value of the receivables acquired approximates their gross contractual amount of $281,904, all of which was expected to be collected at the Closing Date.

ZTC’s only real property arrangement is an office service agreement for its Herndon, Virginia premises with a remaining term of less than 12 months at the Closing Date. The Company applied the short-term lease exception to that arrangement and did not recognize a right-of-use asset or a lease liability in the acquisition.

Intangible Assets Acquired

The preliminary fair values assigned to the identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Useful life
Developed technology	$366,000	5 years
Customer relationships	327,000	10 years
Total identifiable intangible assets	$693,000

The acquired intangible assets have no significant residual value. The weighted-average amortization period is 5 years for developed technology, 10 years for customer relationships, and 7.4 years in the aggregate.

The fair values of the acquired intangible assets were measured as of the Closing Date using significant unobservable inputs. Developed technology was valued using the cost approach, which considered estimated replacement costs and adjustments for economic factors, including developer profit, opportunity costs, and obsolescence. Customer relationships were valued using the multi-period excess earnings method, applying expected renewal rates under existing contract vehicles and a discount rate of 28.5%.

Goodwill

Goodwill of $115,124 represents the excess of the consideration transferred over the fair value of the net identifiable assets acquired. Goodwill is attributable principally to the assembled cleared technical workforce, which is not separately recognizable as an intangible asset, and to expected synergies from combining ZTC’s federal digital forensics capabilities with the Company’s Vision AI platform, including accelerated development and broader deployment of ROC Evidence. All of the goodwill has been assigned to the Company’s single reporting unit. Because the acquisition is treated as a purchase of assets for U.S. federal income tax purposes, substantially all of the goodwill recognized is expected to be deductible for income tax purposes. See Note 6, Goodwill and Intangible Assets.

Provisional Amounts and Measurement Period

The purchase price allocation presented above is preliminary and subject to change. The Company has not completed its evaluation of the fair values of the acquired intangible assets, the final Closing Statement adjustments, and the opening deferred income tax balances. The Company will finalize the accounting as soon as practicable, but not later than one year from the Closing Date, and will retrospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed at the acquisition date.

Transactions Recognized Separately from the Business Combination

Certain arrangements entered into in connection with the acquisition are accounted for separately from the business combination because they are not part of the exchange for ZTC.

Settlement of a preexisting relationship: The acquisition effectively settled $149,614 of accounts payable owed by the Company to ZTC under a preexisting professional services agreement. The settlement amount was determined by reference to the amounts invoiced under that agreement, which the Company concluded were consistent with market terms for comparable services and equal to the carrying amount of the payable previously recognized. Accordingly, no gain or loss was recognized and the amount is excluded from consideration transferred.

Restricted shares subject to forfeiture: The 270,833 restricted shares described in (d) above are forfeited if the applicable former owner ceases to provide services to the Company.

Because retention of the shares is conditioned on post-combination service, the awards are compensation for post-combination services rather than consideration transferred and are accounted for under ASC 718. Compensation cost related to these awards is recognized in the same financial statement line items as the related employee compensation costs. See Note 9, Stockholders' Equity, for additional information regarding these awards and the related share-based compensation expense.

Revenue share payments: The Purchase Agreement provides for quarterly payments to the two former owners of ZTC equal to 15% of ROC Evidence Advanced Revenue for each fiscal quarter during a seven-year revenue share term, subject to an aggregate cap of $7,000,000. A former owner forfeits future payments if he or she resigns without good reason or is terminated for cause. Because the payments are conditioned on continued service, they are accounted for as post-combination compensation rather than as consideration transferred, and no liability was recognized at the Closing Date. The payments are recognized to expense in the period the underlying revenue is generated and the related service conditions are met. No amounts owed for the three and nine months ended September 30, 2026.

Retention restricted stock units: In connection with the acquisition, the Company granted 83,333 restricted stock units to continuing ZTC employees, vesting quarterly over five years subject to continued employment, with a grant-date fair value of $343,332 ($4.12 per unit, the Company’s closing share price on the September 1, 2026 grant date). These awards are compensation for post-combination services and are recognized over the vesting period. See Note 9, Stockholders’ Equity.

Acquisition-related costs: The Company incurred acquisition-related costs, including legal, accounting, valuation, advisory and due diligence fees, of $140,930 and $177,564 for the three and nine months ended September 30, 2026, respectively, which were expensed as incurred and are included in selling, general and administrative expenses.

Results of ZTC Included in the Condensed Consolidated Financial Statements

The condensed consolidated statement of operations for each of the three and nine months ended September 30, 2026 includes revenue of $120,393 and net income of $20,352 attributable to ZTC from the Closing Date through September 30, 2026. Because ZTC's operations were integrated into ROC shortly after the acquisition, these amounts are based on management's reasonable estimates of the results attributable to the acquired business.

Unaudited Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information presents the Company’s consolidated revenue and net income (loss) as if the acquisition of ZTC had occurred on January 1, 2025, the beginning of the comparable prior annual reporting period. The pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on that date, and it is not intended to be a projection of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2026	2025	2026	2025
Revenue	$8,245,434	$6,417,750	$17,537,190	$16,847,000
Net income (loss)	$354,209	$(917,206)	$(3,750,042)	$(1,540,032)

The unaudited pro forma information reflects adjustments for amortization of the acquired intangible assets, compensation cost for the restricted shares subject to forfeiture and the retention restricted stock units, elimination of revenue and expense arising from the preexisting professional services agreement between the Company and ZTC, elimination of the investment income earned on ZTC’s brokerage accounts that were liquidated and distributed to the Seller before Closing, and the related income tax effects. Acquisition-related costs of $177,564 recognized by the Company in 2026 have been reflected in the nine months ended September 30, 2025, as if incurred on January 1, 2025, and eliminated from the three and nine months ended September 30, 2026, in which $140,930 and $177,564, respectively, were recognized. No income tax benefit was reflected on the pro forma adjustments because the Company maintains a full valuation allowance against its net deferred tax assets. No adjustment was made for revenue share payments because revenue from ROC Evidence was not significant in the periods presented.

Note 4 – Prepaids and Other Current Assets

Prepaids and other current assets consist of the following:

	September 30,	December 31,
	2026	2025
Prepaid expenses	$129,268	$105,394
Other receivables	197,526	—
Prepaid insurance	93,841	33,941
Inventory	376,306	26,563
Deposits	24,149	25,344
Deferred commission expense	18,035	2,745
Deferred offering costs	—	226,798
Total prepaid and other current assets	$839,125	$420,785

Offering costs related to the initial public offering completed in February 2026 were deferred and, at closing, offset against gross proceeds and recorded as a reduction of additional paid-in capital (Note 9 – Stockholders’ Equity).

Note 5 – Property and Equipment

Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2026	2025
Computers	$2,247,247	$693,750
Furniture and fixtures	92,269	92,269
Leasehold improvements	18,370	—
Gross property and equipment	2,357,886	786,019
Less: accumulated depreciation	(694,251)	(517,450)
Net property and equipment	$1,663,635	$268,569

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $176,801 and $102,379, respectively. Depreciation expense for the three months ended September 30, 2026 and 2025 was $74,065 and $33,975, respectively.

Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

Amount
Balance at December 31, 2025	$-
Goodwill acquired in the ZTC acquisition	115,124
Balance at September 30, 2026	$115,124

Goodwill arose from the acquisition of ZTC on August 31, 2026, as described in Note 3, Business Combinations. The amount recognized is provisional and may change during the measurement period. The Company has one reporting unit and all goodwill is assigned to it. There were no accumulated impairment losses at September 30, 2026 or December 31, 2025. No events or changes in circumstances occurred during the three and nine months ended September 30, 2026 that indicated it was more likely than not that the fair value of the reporting unit was less than its carrying amount, and no interim impairment test was performed.

Intangible Assets

Intangible assets consisted of the following at September 30, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
Developed technology	$366,000	$(6,100)	$359,900	4.9 years
Customer relationships	327,000	(2,725)	324,275	9.9 years
Purchased software	7,600	(6,587)	1,013	0.7 years
Total finite-lived intangibles, net	$700,600	$(15,412)	$685,188	7.3 years
Domain name (indefinite-lived)	3,366	-	3,366	Indefinite
Total intangible assets, net			$688,554

Intangible assets consisted of the following at December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
Purchased software	7,600	(5,447)	2,153	1.4 years
Total finite-lived intangibles, net	$7,600	$(5,447)	$2,153	1.4 years
Domain name (indefinite-lived)	3,366	-	3,366	Indefinite
Total intangible assets, net			$5,519

The Company’s finite-lived intangible assets are amortized on a straight-line basis. Amortization expense was $9,205 and $9,965 for the three and nine months ended September 30, 2026, respectively, compared with $380 and $1,140 for the same periods in 2025. Amortization of developed technology of $6,100 is recorded in cost of sales and amortization of customer relationships of $2,725 is recorded in selling, general and administrative expenses for each of the three and nine months ended September 30, 2026. The acquired intangible assets were recognized on August 31, 2026, so the amounts above reflect one month of amortization.

Estimated future amortization expense for the acquired intangible assets and purchased software is as follows:

Year ending December 31,	Amount
2026 (remaining three months)	$26,855
2027	106,533
2028	105,900
2029	105,900
2030	105,900
2031	81,500
Thereafter	152,600
Total	$685,188

The Company recorded no impairment of intangible assets during the three and nine months ended September 30, 2026 and 2025.

Capitalized Software Development Costs

The following table presents capitalized software as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Components available for general release	$1,516,351	$—
Accumulated amortization	(231,205)	—
Components available for general release, net	1,285,146	—
Components not yet available for general release	864,514	726,582
Capitalized software, net	$2,149,660	$726,582

Costs capitalized during the nine months ended September 30, 2026 and 2025 were $1,654,283 and $490,761, respectively. Amortization expense, recorded in cost of sales, was $170,469 and $231,205, respectively, for the three and nine months ended September 30, 2026 and $0 for each of the three and nine months ended September 30, 2025. At each balance sheet date the Company compares the unamortized capitalized costs of each component to its net realizable value; no write-downs to net realizable value were recorded during the three and nine months ended September 30, 2026 and 2025.

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

Note 7 – Leases

Operating Leases

The Company’s significant operating leases include the following at September 30, 2026:

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

The Company’s lease agreements do not contain material variable lease payments, residual value guarantees, or restrictive covenants. Renewal and termination options are not included in the lease term unless the Company is reasonably certain to exercise such options. As of September 30, 2026, the Company had no renewal or termination options that were reasonably certain to be exercised, and therefore none are reflected in the lease term or related lease liabilities.

Operating lease expense, including short term leases, is recognized within cost of sales, selling, general and administrative expense, and research and development expense in the consolidated consolidated statements of operations, based on the nature of the activities supported by the leased space. The components of operating lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease:
Fixed lease cost	$87,713	$87,752	$263,137	$203,158
Short-term lease cost	15,176	15,688	49,756	38,765
Total operating lease cost	$102,889	$103,440	$312,893	$241,923

Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use asset	$873,106	$1,088,181
Current operating lease liabilities	$312,167	$306,113
Noncurrent operating lease liabilities	679,370	912,229
Total operating lease liabilities	$991,537	$1,218,342

Weighted average remaining lease terms and discount rates related to operating leases were as follows:

	September 30, 2026	December 31, 2025
Operating Leases:
Weighted average remaining lease term (in years):	2.93	3.63
Weighted average discount rate:	5.89%	5.94%

At September 30, 2026, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending	Operating Leases
December 31, 2026(1)	$92,982
December 31, 2027	354,991
December 31, 2028	363,640
December 31, 2029	267,346
Total lease payments	1,078,959
Less: Amounts representing interest	(87,422)
Total lease obligations	$991,537

(1)
Represents scheduled payments for the remaining three-month period ending December 31, 2026.

As of September 30, 2026, the Company had no additional significant operating or finance leases that had not yet commenced.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$274,867	$198,844

Note 8 – Commitments and Contingencies

Line of Credit

The Company maintains a revolving demand line of credit with a bank, collateralized by the Company’s assets, which may be cancelled by either party at any time upon formal written notice. As amended on December 31, 2025, the facility provides for maximum advances of $2,500,000 at an adjustable rate equal to the Prime Rate plus two percent per annum. At September 30, 2026, the total interest rate was 9.00%. There were no borrowings outstanding under the line of credit as of September 30, 2026. The line of credit balance outstanding as of December 31, 2025, was $1,839,891.

Litigation

In March 2026, Eye Corp IT Solutions LLC filed a claim in the High Court of England and Wales (Case No. CL-2026-000062) that named Rank One Computing Corporation and certain other defendants. The plaintiff is seeking damages of approximately $179.1 million. The Company was served with the claim form in March 2026, and the matter remains in its preliminary stages. The Company believes the claim is without merit and intends to defend the matter vigorously. Given the early stage of the proceedings, the Company is unable to predict the outcome or estimate a range of reasonably possible loss, if any, that may result from the matter. No accrual for loss contingencies related to this matter has been recorded as of September 30, 2026.

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

During the three months ended June 30, 2026, the Company received a reservation of rights letter from its insurance carrier acknowledging coverage for a portion of the legal defense costs incurred in connection with the matter described above. The related defense costs had previously been incurred and charged to expense, and the Company concluded that recovery of the acknowledged portion was probable and reasonably estimable. Accordingly, the Company recognized insurance recoveries as reductions of selling, general and administrative expenses of $184,719 and $410,864 for the three and nine months ended September 30, 2026, respectively, and recorded a corresponding receivable. Activity in the insurance recovery receivable during 2026 is presented below.

Amount
Balance at December 31, 2025	$—
Insurance recoveries recognized	410,864
Less: cash reimbursements received	(216,695)
Balance at September 30, 2026	$194,169

The receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheets and has not been offset against any liability. Any additional amounts that may ultimately be recovered in excess of defense costs incurred to date represent a gain contingency and will be recognized only when realized. The recognition of insurance recoveries does not reflect any change in the Company's assessment of the underlying claim, for which no loss accrual has been recorded.

Indemnification Agreements

On August 11, 2026, the Company entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals, to the fullest extent permitted by applicable law, against certain liabilities and expenses incurred in connection with claims arising from their service to the Company and to advance certain expenses, subject to customary conditions. The Company also maintains directors' and officers' liability insurance.

The maximum potential amount of future payments under these arrangements cannot be reasonably estimated because the occurrence and outcome of any claims are not predictable. As of September 30, 2026, the Company had not recorded a liability related to these arrangements, as the estimated fair value of the obligations was not material.

Note 9 – Stockholders’ Equity

Capital Stock

As of September 30, 2026, the Company has 100,000,000 authorized shares of Common Stock, par value $0.01 per share.

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

Pursuant to the Underwriting Agreement, the Company granted the Representative a 30-day option (the “Over-Allotment Option”) to purchase up to an additional 600,000 shares of common stock at the offering price, less the underwriting discount, to cover over-allotments. On March 26, 2026, the Representative partially exercised the Over-Allotment Option, and the Company issued an additional 58,477 shares of common stock.

In total, the Company issued 4,058,477 shares of common stock in the Offering, including the Over-Allotment Option, for gross proceeds of $24,350,862. After deducting underwriting discounts, commissions and other offering costs of $2,868,590, net proceeds were $21,482,271. Of the offering costs, $226,798 was paid in 2025 and recorded as deferred offering costs. As a result, the net cash proceeds from the Offering reported in the condensed consolidated statement of cash flows for the nine months ended September 30, 2026 were $21,709,069.

2026 Equity Incentive Plan

On January 8, 2026, the Company's Board of Directors adopted and its shareholders approved the 2026 Equity Incentive Plan (the "2026 Plan"), which will terminate automatically on January 7, 2036, unless terminated earlier by the Company, and no awards may be granted under the 2026 Plan following such termination. The 2026 Plan provides for (a) the grant of incentive stock options, (b) nonstatutory stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock unit awards, (f) performance awards and (g) other stock awards.

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

Common Stock Options

Options granted generally vest over three, four or five years, with 33%, 25% or 20% vesting on the first anniversary of the grant date, respectively, and the remainder vesting in equal monthly installments thereafter, subject to the recipient’s continued service. Options have a maximum term of 10 years and become exercisable as they vest. The exercise price equals the grant-date fair value of the Company’s common stock, which was based on an independent Section 409A valuation before the initial public offering and the quoted market price on the grant date after the initial public offering.

During the nine months ended September 30, 2026, the Company granted stock options to employees. The weighted average fair value of options granted and the assumptions used in the Black-Scholes option-pricing model are presented in the table below.

Nine Months Ended
September 30, 2026
Number granted	568,099
Weighted average exercise price	$4.12
Weighted average grant date market price	$4.12
Risk-free interest rate	4.56%
Volatility	65.1%
Expected life (years)	6.1
Dividend yield	—%
Weighted average fair value of stock options granted	$2.62

A summary of the Company’s stock option activity and related information follows:

	Number of	Weighted	Weighted
	Shares	Average	Average
	Under	Exercise	Contractual
	Options	Price	Life
Options Outstanding at January 1, 2026	9,376,716	$2.16	6.81
Options Granted	568,099	4.12	—
Exercised	(63,978)	1.58	—
Expired/Cancelled	(224,755)	2.40	—
Options Outstanding at September 30, 2026	9,656,082	$2.28	6.25
Options Exercisable at September 30, 2026	6,254,372	$2.04	5.80

Share-based compensation expense recognized for stock options totaled $211,859 and $179,467 for the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense recognized for stock options totaled $684,115 and $359,913 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unrecognized compensation cost related to stock options was $3,742,191.

The intrinsic value of outstanding stock options as of September 30, 2026 and December 31, 2025 was $16,716,528 and $4,801,673, respectively.

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

As the exercise price of $7.50 exceeded the Company’s average stock price during the three and nine months ended September 30, 2026, the Representative’s Warrants were deemed to be antidilutive and excluded from diluted earnings per share. All 284,093 of the Representative’s Warrants remain outstanding and unexercised as of September 30, 2026.

Restricted Shares

In connection with the acquisition of ZTC (see Note 3), on August 31, 2026 the Company issued 270,833 shares of common stock subject to forfeiture (the "Restricted Shares") to ZTC Holdco, Inc., an entity owned by ZTC's former owners, who became employees of the Company. The Restricted Shares vest based on the former owners' continued employment and are accounted for as post-combination compensation under ASC 718.

187,500 Restricted Shares vest on August 31, 2027, and the remaining 83,333 shares vest in eight quarterly installments from November 30, 2027 through August 31, 2029. All unvested Restricted Shares vest immediately upon a change in control of the Company. Unvested Restricted Shares are automatically forfeited and cancelled without consideration, and cease to be outstanding.

Holders of unvested Restricted Shares have full voting rights and the right to receive any dividends declared on the Company's common stock. Dividends paid on unvested shares are nonforfeitable. The Company has not declared or paid any dividends on its common stock.

The grant-date fair value of the Restricted Shares was $1,129,374, based on the closing price of the Company's common stock of $4.17 on August 31, 2026. The Restricted Shares include a change-in-control acceleration provision under which all unvested shares vest immediately upon a qualifying change in control. If a qualifying change-in-control event becomes probable, the remaining unrecognized compensation cost would be recognized on an accelerated basis. As of September 30, 2026, no such event is considered probable.

Restricted Share activity for the nine months ended September 30, 2026 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested at December 31, 2025	—	$—
Granted	270,833	4.17
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2026	270,833	$4.17

Compensation cost recognized for the Restricted Shares was $79,923 for both the three and nine months ended September 30, 2026. No income tax benefit was recognized because of the full valuation allowance on the Company's deferred tax assets. As of September 30, 2026, unrecognized compensation cost related to the Restricted Shares was $1,049,450, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units

On September 1, 2026, the Company granted 322,466 restricted stock units ("RSUs"), each representing the right to receive one share of the Company’s common stock upon vesting. A portion of the RSUs were granted to the Company's Board of Directors and vested in full on the grant date. The remaining RSUs were granted to employees, including 83,333 RSUs to former ZTC employees in connection with the acquisition described in Note 3, and vest in installments over periods of four to five years, subject to the holder’s continued service through each vesting date. Unvested RSUs are forfeited upon termination of employment. Holders of unvested RSUs have no voting rights and are not entitled to dividends or dividend equivalents. As of September 30, 2026, the 31,686 RSUs that vested on the grant date had not been settled in shares of common stock and, accordingly, are not included in shares of common stock issued and outstanding.

The grant-date fair value of the RSUs was $1,328,560, based on the closing price of the Company's common stock of $4.12 on September 1, 2026. Compensation cost is recognized using graded vesting attribution, with each vesting tranche expensed over its own service period. RSUs that vest at grant are expensed immediately. The Company accounts for forfeitures as they occur.

RSU activity for the nine months ended September 30, 2026 was as follows:

	Units	Weighted-Average Grant-Date Fair Value per Unit
Nonvested at December 31, 2025	—	$—
Granted	322,466	4.12
Vested	(31,686)	4.12
Forfeited	—	—
Nonvested at September 30, 2026	290,780	$4.12

Compensation cost recognized for the RSUs was $184,247 for both the three and nine months ended September 30, 2026. No income tax benefit was recognized because of the full valuation allowance on the Company's deferred tax assets. As of September 30, 2026, unrecognized compensation cost related to RSUs was $1,144,313, which is expected to be recognized over a weighted-average period of 4.9 years.

Note 10 – Income Taxes

The Company computes its provision for (benefit from) income taxes for interim periods by applying an estimated annual effective tax rate to its year-to-date pretax results, adjusted for discrete items recognized during the period. For the three and nine months ended September 30, 2026 and 2025, the Company determined that an estimated annual effective tax rate could not be reliably calculated because relatively small changes in projected pretax results produce significant changes in the estimated annual effective rate. Accordingly, the Company computed its income tax provision using the actual year-to-date results.

For the three and nine months ended September 30, 2026, the Company recorded no provision for or benefit from income taxes, compared to provisions of $661,795 and $600,476 for the three and nine months ended September 30, 2025, respectively. The 2025 tax expense was primarily attributable to the establishment of a full valuation allowance against the Company's U.S. federal and state deferred tax assets during the three months ended September 30, 2025, which resulted in income tax expense despite pre-tax losses. The nine-month 2025 amount also reflects an income tax benefit recognized during the first half of 2025 prior to the establishment of the valuation allowance. The Company did not recognize an income tax benefit during 2026 because it maintains a full valuation allowance against its U.S. federal and state deferred tax assets, as more fully described in Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Accordingly, deferred tax assets generated during the period were fully offset by a corresponding increase in the valuation allowance.

The Company's acquisition of ZTC on August 31, 2026, described in Note 3, was treated as a taxable acquisition of assets for income tax purposes, and the resulting goodwill and intangible assets are deductible over 15 years. No material deferred tax assets or liabilities were recognized in the preliminary purchase price allocation, and the acquisition did not change management's assessment of the realizability of the Company's deferred tax assets.

The deferred tax liability of $13,703 as of September 30, 2026 and December 31, 2025 represents the residual net position of taxable temporary differences consisting primarily of depreciation and accrual-to-cash adjustments that exceed the deductible temporary differences supportable by reversal scheduling, after application of the valuation allowance.

No material changes occurred during the three and nine months ended September 30, 2026 in the Company’s positions with respect to unrecognized tax benefits.

Note 11 – Related Party Transactions

The Company has evaluated its relationships and transactions in accordance with ASC 850, Related Party Disclosures, and has determined that there were no material related party transactions or balances requiring disclosure in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial position as of September 30, 2026 and the results of our operations for the three and nine months ended September 30, 2026 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Poison AI

“Poison AI” is a shorthand term that refers to the practice of data poisoning, a type of machine learning attack where malicious data is deliberately introduced into an AI model’s training dataset to manipulate its behavior or outputs, causing it to malfunction or become biased. An illustrative example of Poison AI is the Nightshade tool offered by the University of Chicago (https://nightshade.cs.uchicago.edu/whatis.html). Nightshade allows creators to prevent their digital artwork from being fed into generative AI models by “turning” images into “poison” data samples, so that models training on them will learn unpredictable behaviors that deviate from expected norms. In the national security field, we believe Poison AI poses a serious and growing risk wherein adversarial state actors seek to intentionally create security vulnerabilities in AI models that are used in critical U.S. national security missions. As a solution provider to the U.S. national security community, we believe that our ability to closely manage our training data to prevent the introduction of “poison” samples will mitigate the risk of Poison AI and differentiate our offerings for our prospective government customers.

Our Strategic Response

ROC’s strategy is aligned with these trends. We recognize that having a great algorithm alone is no longer sufficient. Customers demand a full stack of capabilities, the ability to turn features on and off, and accommodation of complex demands. Our approach involves:

•
Full-Stack Capability: We are focused on owning the full stack of identity capabilities, offering comprehensive platforms that address a wide range of customer needs. This approach is evident in our development of products like ROC ABIS, ROC SDK, ROC Watch, ROC Enroll, and ROC Evidence.
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

Revenue

Our revenue is derived from three categories: product sales, research and development (“R&D”) contracts, and service contracts.

Product sales primarily consist of software licenses for our products (ROC SDK, ROC Watch, ROC ABIS, ROC Enroll, and ROC Evidence), which generally include post-contract customer support. They also include bundled security solutions that combine our software with cameras, hardware devices, and installation services. Revenue from software-as-a-service (“SaaS”) arrangements is reported within product sales under the product to which it relates.

R&D contracts consist of research and development services performed under contracts predominantly with the U.S. Government and government-adjacent customers, and with select commercial customers.

Service contracts consist of services provided under contracts that do not include a software license, hardware, or R&D deliverable. Service contracts primarily relate to federal consulting services performed by Zuccaro Technical Consulting LLC (“ZTC”) under customer contracts acquired in our acquisition of ZTC on August 31, 2026 (see Note 3).

We classify each contract in a single category based on its principal purpose. Accordingly, product sales and R&D contracts may include significant services performed to deploy and support our products or R&D efforts, such as onsite operation and monitoring.

Cost of Sales

Cost of sales consists primarily of personnel-related costs (including salaries, benefits, and stock-based compensation) for employees who provide customer support and deliver research and development services under customer contracts, the cost of cameras, hardware devices, and installation services for our bundled security solutions, and technology infrastructure costs.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, and research and development expenses.

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

Recent Developments

Acquisition of Zuccaro Technical Consulting LLC

On August 31, 2026 (the "Acquisition Date"), we completed our acquisition of 100% of the equity interests of Zuccaro Technical Consulting LLC ("ZTC") pursuant to the Purchase Agreement dated June 23, 2026. ZTC provides digital forensics and technical consulting services to U.S. federal government customers through subcontracts with prime contractors, and the acquisition adds a cleared engineering and forensics team that complements our ROC Evidence product line.

Consideration transferred was $1.3 million, consisting of cash, 145,833 shares of our common stock and consideration payable under the estimated closing adjustments, net of $0.1 million that we owed ZTC and that was effectively settled in the acquisition. The 270,833 forfeitable restricted shares, revenue share payments of up to $7.0 million over seven years and retention restricted stock units depend on continued employment and are recognized as compensation expense over the related service periods rather than as purchase consideration. The purchase price allocation is preliminary. See Note 3 to our condensed consolidated financial statements.

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

Execution of Lock-up Agreements by Certain Members of the Company’s Executive Management Team

On August 19, 2026, the Company entered into lock-up agreements (each, a “Lock-Up Agreement”) with certain members of its executive management team (collectively, the “Lock-Up Holders”) pursuant to which each Lock-Up Holder has voluntarily agreed, among other things, not to directly or indirectly offer, sell, transfer or otherwise dispose of any shares of or securities convertible into, or exercisable or exchangeable for, the Company’s common stock, par value $0.01 per share (“Common Stock”), held by them, for a period commencing on the date of the Lock-Up Agreements and continuing until February 23, 2027, subject to certain exceptions. The shares of Common Stock held by the Lock-Up Holders represent beneficial ownership of approximately 54% of the total outstanding shares of Common Stock and 66% of the outstanding shares of Common Stock that are not publicly traded, in each case, as of August 18, 2026. The Lock-Up Holders’ voluntary entry into the Lock-Up Agreements extends for an additional six months the original six-month lock-up period applicable to the Lock-Up Holders as established in connection with the Company’s initial public offering, the final prospectus of which was filed with the Securities and Exchange Commission on February 20, 2026.

Execution of a Contract for Commercial Products and Commercial Services with the U.S. Department of Justice

On September 14, 2026, the Company entered into a Contract for Commercial Products and Commercial Services (the “Contract”) with the U.S. Department of Justice (“DOJ”) Executive Office for United States Attorneys (“EOUSA”) to develop and support a Digital Evidence Review Platform (“DERP”) for ingestion, review, analysis, and production of eDiscovery content, including cell phone and social media data, for use in federal prosecutions. The Contract provides for a one-year base period, followed by seven one-year option periods that EOUSA may elect to exercise successively.

Fees. The one-year base period runs from September 22, 2026 through September 21, 2027, and has a total value of up to $7,414,144, consisting of the following services, licenses and costs: (i) services on a time and materials basis, subject to a not-to-exceed amount, to create, customize, initialize and establish the DERP environment, (ii) a one-year base license to ROC Evidence on a firm fixed price basis for deployment in the DERP environment, (iii) licenses to use ROC Evidence to process and analyze devices on a firm fixed price per device, (iv) licenses to use ROC Evidence for review of data in cold-tier storage on a firm fixed price per amount of data stored, charged annually, (v) licenses to use ROC Evidence to analyze data in hot-tier storage on a firm fixed price per amount of data analyzed, and (vi) travel costs, subject to a not-to-exceed amount. Each of the seven one-year option periods includes the same categories of ROC Evidence licenses, at annually escalating unit prices, and travel costs. Services in the first option period continue on a time and materials basis, subject to a not-to-exceed amount, and services in the second through seventh option periods consist of environment operations, maintenance and support on a firm fixed price basis. If EOUSA exercises its options for all seven option periods, the aggregate potential amount payable to the Company by EOUSA under the Contract would be $64,301,418.24 over the eight-year term.

Additional Terms. The Contract incorporates by reference applicable flow-down clauses under the Federal Acquisition Regulation (FAR) and the Company’s quote. As is customary for U.S. government contracts, EOUSA may terminate the Contract, in whole or in part, for convenience, and amounts payable for usage-based licenses and time-and-materials services will depend on actual orders and usage. Accordingly, there can be no assurance that the Company will receive the full base-period amount or that EOUSA will exercise any option period.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

Revenue

We define Product Revenue as the aggregate revenue recognized from our commercial software product lines: ROC SDK, ROC Watch, ROC ABIS, ROC Enroll, and ROC Evidence. Product Revenue is derived from the disaggregation of revenue presented in Note 2 to our condensed consolidated financial statements and excludes revenue from research and development contracts (which consist of customer-funded development services performed under U.S. Government and similar arrangements) and service contracts.

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

The following table sets forth our financial results for the periods indicated. All information is derived from the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
ROC SDK	$2,611,483	$1,721,238	$890,245	52%
ROC Watch	792,386	2,521,647	(1,729,261)	(69)%
ROC ABIS	2,159,725	286,556	1,873,169	654%
ROC Enroll	58,920	38,113	20,807	55%
ROC Evidence	62,810	—	62,810	NM
Total product revenue	5,685,324	4,567,554	1,117,770	24%
R&D contracts	2,153,588	782,436	1,371,152	175%
Service contracts	165,856	—	165,856	NM
Total revenue	8,004,768	5,349,990	2,654,778	50%
Cost of sales	814,755	1,143,475	(328,720)	(29)%
Gross profit	$7,190,013	$4,206,515	$2,983,498	71%
Gross margin	90%	79%

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
ROC SDK	$5,488,676	$4,263,378	$1,225,298	29%
ROC Watch	1,929,986	4,948,879	(3,018,893)	(61)%
ROC ABIS	2,393,191	326,108	2,067,083	634%
ROC Enroll	183,514	312,573	(129,059)	(41)%
ROC Evidence	80,310	—	80,310	NM
Total product revenue	10,075,677	9,850,938	224,739	2%
R&D contracts	5,369,439	3,641,496	1,727,943	47%
Service contracts	201,275	—	201,275	NM
Total revenue	15,646,391	13,492,434	2,153,957	16%
Cost of sales	1,884,023	2,777,639	(893,616)	(32)%
Gross profit	$13,762,368	$10,714,795	$3,047,573	28%
Gross margin	88%	79%

NM – Not meaningful. Percentage changes are not presented where the prior-period amount is zero or negative, or where amounts change between positive and negative.

Three months ended September 30, 2026

Total revenue increased by $2.7 million, or 50%, to $8.0 million for the three months ended September 30, 2026 compared to the same period in 2025, representing the highest quarterly revenue in our history. The increase was driven by higher R&D contract revenue, primarily from increased activity under a research and development contract with a U.S. Government customer that commenced in the second quarter of 2026, and higher product revenue led by ROC ABIS, which more than offset lower ROC Watch revenue.

R&D contract revenue increased by $1.4 million, or 175%, to $2.2 million, primarily due to increased activity under a research and development contract with a U.S. Government customer that commenced in the second quarter of 2026. The increase was partially offset by lower revenue from other R&D contracts.

Product revenue increased by $1.1 million, or 24%, to $5.7 million. The increase was driven primarily by a $1.9 million increase in ROC ABIS revenue, reflecting continued traction of our ABIS offering, including a significant platform license delivered during the quarter. Product revenue also benefited from a $0.9 million increase in ROC SDK revenue from new customer contracts in 2026. These increases were partially offset by a $1.7 million decrease in ROC Watch revenue following the completion of a significant deployment in 2025.

Total revenue for the three months ended September 30, 2026 includes $0.2 million of service contracts revenue, primarily from ZTC for the period from the August 31, 2026 acquisition date through September 30, 2026.

Nine months ended September 30, 2026

Total revenue increased by $2.2 million, or 16%, to $15.6 million for the nine months ended September 30, 2026 compared to the same period in 2025, driven primarily by higher R&D contract revenue from a new U.S. Government research program and, to a lesser extent, higher product revenue led by ROC ABIS and ROC SDK.

R&D contract revenue increased by $1.7 million, or 47%, primarily due to the license component of the research and development contract with a U.S. Government customer that commenced in the second quarter of 2026, as well as increased activity under that contract. Product revenue increased by $0.2 million, or 2%, as increases of $2.1 million in ROC ABIS and $1.2 million in ROC SDK, for the reasons described above, were substantially offset by a decrease of $3.0 million in ROC Watch revenue following the completion of a significant deployment in 2025.

Total revenue for the nine months ended September 30, 2026 includes $0.2 million of service contracts revenue, primarily from ZTC for the period from the August 31, 2026 acquisition date through September 30, 2026.

Our revenue has historically been concentrated among a limited number of customers. Two customers together comprised 50% and 43% of total revenue for the three and nine months ended September 30, 2026, respectively. The timing of contract awards, option exercises and license deliveries can cause our quarterly revenue to fluctuate significantly, and period-to-period comparisons of our results of operations should not be relied upon as indicative of future performance.

Gross profit and gross margin

Gross profit increased by $3.0 million, or 71%, to $7.2 million for the three months ended September 30, 2026 compared to the same period in 2025, and gross margin increased to 90% from 79%. The improvement reflects a revenue mix weighted toward software licenses, which carry minimal incremental cost of sales, including the ROC ABIS license delivered during the quarter. Cost of sales decreased by $0.3 million, or 29%, primarily reflecting lower ROC Watch revenue, which carried associated hardware and service delivery costs in the prior-year period, partially offset by $0.2 million of amortization of capitalized software development costs, which began in 2026.

Gross profit increased by $3.0 million, or 28%, to $13.8 million for the nine months ended September 30, 2026 compared to the same period in 2025, and gross margin increased to 88% from 79%. The improvement reflects the factors described above for the quarter, as well as the license component of the U.S. Government research and development contract recognized in the second quarter of 2026. Cost of sales decreased by $0.9 million, or 32%, primarily reflecting lower ROC Watch revenue, which carried associated hardware and service delivery costs in the prior-year period, partially offset by $0.2 million of amortization of capitalized software development costs.

Our gross margin varies from period to period based on the mix of software license, services and hardware revenue. Software licenses carry minimal incremental cost of sales and generate our highest margins; services generally generate moderate margins; and hardware, which we generally provide only as part of larger projects that also include software licenses and services, generates lower margins. As a result, gross margin in any period depends on the timing and mix of revenue across these categories, and the gross margin for the three and nine months ended September 30, 2026 may not be indicative of gross margin in future periods.

Operating Expenses

The following table sets forth selected operating data for the periods indicated. All information is derived from the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, and we provide additional explanation below.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
Selling, general and administrative	$3,914,393	$2,363,822	$1,550,571	66%
Research and development	2,677,311	1,907,815	769,496	40%
Operating Expenses	$6,591,704	$4,271,637	$2,320,067	54%

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
Selling, general and administrative	$10,174,761	$6,162,114	$4,012,647	65%
Research and development	6,834,845	4,811,387	2,023,458	42%
Operating Expenses	$17,009,606	$10,973,501	$6,036,105	55%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million, or 66%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by higher personnel-related costs associated with expanding our business development and administrative functions to support the growth of our product offerings and markets served. The increase also reflected additional costs associated with operating as a public company.

Selling, general and administrative expenses increased by $4.0 million, or 65%, for the nine months ended September 30, 2026 compared to the same period in 2025. The drivers were consistent with those described above for the quarter.

Selling, general and administrative expenses for the three and nine months ended September 30, 2026 include acquisition-related costs of $0.1 million and $0.2 million, respectively, primarily legal, valuation, and audit fees associated with the ZTC acquisition. There were no comparable acquisition-related costs incurred during the corresponding periods in 2025.

Research and Development

Research and development expenses increased by $0.8 million, or 40%, and $2.0 million, or 42%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily driven by higher personnel-related costs associated with expanding our research and engineering organization, partially offset by higher software development costs capitalized under ASC 985-20.

Other Income and Expenses

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
Interest income (expense)	$19,994	$(26,449)	$46,443	NM
Other expense	(3,643)	—	(3,643)	NM
Total other income (expense)	$16,351	$(26,449)	$42,800	NM

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
Interest income (expense)	$11,284	$(49,544)	$60,828	NM
Other expense	(4,092)	—	(4,092)	NM
Total other income (expense)	$7,192	$(49,544)	$56,736	NM

Total other income (expense) changed favorably by $43 thousand and $57 thousand for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The change was primarily attributable to interest income earned on the net proceeds from our February 2026 initial public offering, compared to interest expense in the prior-year periods on borrowings under the line of credit.

Income Tax Provision (Benefit)

We recorded no provision for or benefit from income taxes for the three and nine months ended September 30, 2026, compared to income tax expense of $0.7 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. The prior-year expense was primarily attributable to the establishment, during the three months ended September 30, 2025, of a full valuation allowance against our U.S. federal and state net deferred tax assets. That charge resulted in income tax expense in both prior-year periods despite pre-tax losses. The nine-month 2025 amount also reflects an income tax benefit recognized in the first half of 2025, before the valuation allowance was established. As a result, the effective tax rates for the prior-year periods are not meaningful.

For the current-year periods, any income tax expense or benefit that would otherwise have been recognized on our pre-tax results was offset by a corresponding change in the valuation allowance. Because relatively small changes in projected pre-tax results would produce significant changes in our estimated annual effective tax rate, we determined that a reliable estimate could not be made and computed our interim income tax provision based on actual year-to-date results. Pre-tax income of $0.6 million for the three months ended September 30, 2026 reduced our year-to-date pre-tax loss to $3.2 million. Because we remained in a year-to-date loss position with a full valuation allowance, no provision was recorded for the three months ended September 30, 2026. Accordingly, our effective tax rate was 0% for both the three and nine months ended September 30, 2026, which differs from the U.S. federal statutory rate of 21% primarily due to the valuation allowance.

We expect to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the realization of some or all of these deferred tax assets. For additional information, refer to Note 10 of our condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 9 of our consolidated financial statements included in our 2025 Annual Report.

Net Income (Loss)

Net income was $0.6 million for the three months ended September 30, 2026, compared to a net loss of $0.8 million for the three months ended September 30, 2025, as higher gross profit and lower income tax expense more than offset higher operating expenses.

Net loss was $3.2 million for the nine months ended September 30, 2026, compared to a net loss of $0.9 million for the nine months ended September 30, 2025, as higher operating expenses more than offset higher gross profit and lower income tax expense.

See the discussions of gross profit, operating expenses and income taxes above for further detail on these changes.

Earnings (Loss) per Share

Basic and diluted earnings per share were each $0.03 for the three months ended September 30, 2026, compared to basic and diluted net loss per share of $0.05 for the three months ended September 30, 2025. Basic and diluted net loss per share was $0.18 for the nine months ended September 30, 2026, compared to $0.06 for the nine months ended September 30, 2025. These changes reflect the changes in net income (loss) discussed above. They also reflect the increase in weighted-average basic shares outstanding to 19,153,870 and 18,295,563 for the three and nine months ended September 30, 2026, respectively, from 15,021,650 and 15,002,111 for the comparable prior-year periods. The increase was primarily due to the issuance of 4,058,477 shares in connection with our initial public offering in February 2026, including the partial exercise of the underwriters’ over-allotment option.

Diluted earnings per share for the three months ended September 30, 2026 reflects the dilutive effect of potentially dilutive securities, primarily stock options. Potentially dilutive securities were excluded from diluted net loss per share in the loss periods because including them would have been antidilutive. For additional information, refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of $7.5 million and working capital of $14.8 million, compared to cash of $0.3 million and a working capital deficit of $1.5 million as of December 31, 2025. In February 2026, we completed our initial public offering, resulting in net proceeds to the Company of approximately $21.5 million, including net proceeds from the partial exercise of the underwriters’ over-allotment option, after deducting underwriting discounts, commissions, and offering expenses. We had no borrowings outstanding under our revolving line of credit as of September 30, 2026.

We have historically used cash in operating activities, and we expect to continue to do so as we invest in product development and expand our sales and marketing organization. Our operating cash usage in any given period depends substantially on the timing of contract awards, billings and collections, and may vary significantly from period to period. For a discussion of our cash flows for the nine months ended September 30, 2026 and 2025, see “Cash Flows” below.

Our revenue is concentrated among a limited number of U.S. Government and government-adjacent customers, and the timing of customer billings, collections, and contract awards is influenced by federal budgeting and appropriation cycles. Two customers represented 52% of our accounts receivable as of September 30, 2026. As a result, our quarterly cash flow from operations may vary significantly from period to period, and a delay in collection from a significant customer could have a disproportionate effect on our liquidity in any given quarter. We monitor working capital, days sales outstanding, and our concentrated receivable balances on a regular basis.

Our revolving line of credit provides for borrowings of up to $2.5 million. The facility is payable on demand and may be cancelled by either party at any time upon written notice. Accordingly, we do not consider availability under the facility to be a committed source of liquidity.

Based on management’s evaluation as of September 30, 2026, including consideration of our cash, expected cash flows from operations and our forecasted operating plan, management concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In reaching this conclusion, management did not rely on availability under our revolving line of credit.

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

Material Cash Requirements

Our material cash requirements as of September 30, 2026 consist primarily of the following:

Operating lease obligations: We lease office space under non-cancelable operating leases for our offices in Denver, Colorado, Morgantown, West Virginia, and Grand Rapids, Michigan. As of September 30, 2026, the total undiscounted future minimum lease payments under these leases were approximately $1.1 million, of which $0.4 million is payable within the next twelve months. For additional information regarding our lease obligations, including the remaining lease term and discount rate used to measure the related lease liability, refer to Note 7 of our condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 6 of our consolidated financial statements included in our 2025 Annual Report.

ZTC acquisition obligations: We may make quarterly revenue share payments to ZTC’s two former owners of up to $7.0 million in aggregate over a seven-year term, based on ROC Evidence Advanced Revenue and their continued employment. The amount and timing cannot be reasonably estimated and may be significantly less than the cap. As of September 30, 2026, we also owed the Seller $0.4 million of closing consideration, which we expect to pay in the fourth quarter of 2026, subject to the final closing statement. See Note 3 to our condensed consolidated financial statements.

We expect to fund the material cash requirements described above from our existing cash and cash generated from operations.

Off-balance sheet arrangements: We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
Net cash (used in) provided by:
Operating activities	$(9,451,229)	$(1,156,974)	$(8,294,255)	NM
Investing activities	(3,317,034)	(490,761)	(2,826,273)	NM
Financing activities	19,970,995	993,450	18,977,545	1,910%
Net increase (decrease) in cash	$7,202,732	$(654,285)	$7,857,017	NM

NM – Not meaningful. Percentage changes are not presented where the prior-period amount is zero or negative, or where amounts change between positive and negative.

Operating Activities

Changes in operating assets and liabilities used $7.9 million of cash during the nine months ended September 30, 2026, compared to $1.1 million during the 2025 period. The most significant driver was a $6.7 million increase in accounts receivable, compared to a $2.6 million increase in the prior-year period. The increase in accounts receivable primarily reflects higher revenue, which was $8.0 million for the three months ended September 30, 2026 compared to $5.3 million for the three months ended September 30, 2025, and includes increases in both amounts invoiced under customary payment terms that were not yet due as of quarter-end and contract assets, which represented a significant portion of the increase. Contract assets, which are included in accounts receivable, net, increased to $4.8 million as of September 30, 2026 from $1.2 million as of December 31, 2025, primarily reflecting revenue recognized under research and development contracts and, to a lesser extent, software licenses delivered, for which invoicing occurs in subsequent periods in accordance with contractual milestone and billing schedules. Contract assets generally convert to cash over a longer period than billed receivables because they must first be invoiced and then collected. We expect substantially all contract assets as of September 30, 2026 to be invoiced within the next twelve months. We have not experienced any significant change in customer payment patterns or credit terms, and we expect to collect these amounts in the ordinary course of business. In addition, accounts payable and accrued expenses decreased due to the timing of payments, which was partially offset by an increase in deferred revenue. Our net loss, adjusted for non-cash items, used $1.6 million of cash during the 2026 period, compared to $82 thousand during the 2025 period.

Investing Activities

Net cash used in investing activities was $3.3 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to $1.6 million of purchases of property and equipment in 2026 to expand our computing infrastructure, with no comparable purchases in the prior-year period. Capitalized software development costs also increased by $1.2 million, to $1.7 million from $0.5 million, reflecting ongoing investment in the development and enhancement of our product offerings. Investing activities for the 2026 period also included $91 thousand of cash consideration paid to acquire ZTC, net of cash acquired, which was funded from existing cash balances.

Financing Activities

Net cash provided by financing activities was $20.0 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. The 2026 period consisted primarily of net proceeds of $21.7 million from our initial public offering, including the partial exercise of the underwriters’ over-allotment option. This was partially offset by the repayment of $1.8 million, the full balance then outstanding under our line of credit. Cash provided by financing activities in the 2025 period consisted primarily of net borrowings under our line of credit.

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

Critical Accounting Policies and Estimates

Other than the accounting for the ZTC acquisition described in Note 3, including the preliminary valuation of acquired intangible assets, there has been no material change in our significant accounting policies and estimates disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC").

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rules 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control

Except as described below, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On August 31, 2026, the Company acquired ZTC and is in the process of integrating ZTC's operations and internal controls into the Company's internal control over financial reporting. In accordance with SEC staff guidance, management expects to exclude the acquired operations of ZTC from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2026, Eye Corp IT Solutions LLC filed a claim in the High Court of England and Wales (Case No. CL-2026-000062) that named Rank One Computing Corporation and certain other defendants. For a description of our material pending legal proceedings, see Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which description is incorporated herein by reference.

Other than as described in Note 8, we are not currently a party to any legal proceedings the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations. From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, other than as set forth below.

We may not realize the anticipated benefits of our acquisition of ZTC, and acquisition-related compensation expense will reduce our reported operating results.

On August 31, 2026, we completed our acquisition of Zuccaro Technical Consulting LLC ("ZTC"). We have limited experience acquiring and integrating other businesses, and ZTC is the first acquisition we have completed as a company. Integrating ZTC requires significant management attention and resources that would otherwise be directed to operating our business, and we may incur integration costs in excess of those we currently anticipate.

ZTC’s revenue is now derived from a single subcontract with a prime contractor serving U.S. federal government customers. ZTC’s subcontract with its largest customer, which generated approximately $3.2 million, or 74%, of ZTC’s revenue for the year ended December 31, 2025, reached its scheduled expiration in May 2026 and was not renewed, and ZTC has not generated revenue under that subcontract since that time. In addition, services that ZTC performed for us under a professional services agreement, which represented approximately 20% of ZTC’s revenue for the six months ended June 30, 2026, ceased upon the closing of the acquisition. As a result, ZTC’s revenue following the acquisition is substantially lower than its historical revenue. The loss or non-renewal of ZTC’s remaining subcontract, or a failure to maintain the facility and personnel security clearances required to perform it, could eliminate all or substantially all of ZTC’s revenue. We may also fail to retain ZTC’s key personnel, and the anticipated benefits to our ROC Evidence product line may not materialize.

In connection with the acquisition, we issued 416,666 shares of common stock to an entity owned by ZTC's former owners, which diluted our existing stockholders, and we may be required to make revenue share payments of up to $7,000,000 over a seven-year term.

The 270,833 forfeitable restricted shares, the revenue share payments and the restricted stock units granted to continuing ZTC employees depend on continued employment and are recognized as compensation expense over the related service periods, with a significant portion recognized in the twelve months following closing. This expense will reduce our reported operating results in future periods, in some cases materially.

We recorded goodwill and intangible assets in the acquisition, which are subject to impairment testing. A decline in the performance of the acquired business, or in our market capitalization, could result in an impairment charge.

We are a defendant in litigation that could result in substantial costs and divert management attention, and our insurance may not cover the full amount of any loss.

In March 2026, a claim was filed against us and certain other defendants in the High Court of England and Wales, as described in Note 8 to our condensed consolidated financial statements. We have incurred, and expect to continue to incur, legal costs in defending the matter, and insurance coverage may prove insufficient with respect to legal costs and any judgment or settlement. The plaintiff seeks damages of approximately $179.1 million. The Company believes the claim is without merit and intends to defend the matter vigorously. Because the matter is at an early stage, we are not able to estimate the amount or range of any reasonably possible loss, and we have not recorded any accrual for a loss. An adverse outcome, or the cost of defending or resolving the matter, could be material to our results of operations or financial condition in a given period. Litigation of this nature is also inherently unpredictable and may divert the attention of our management from operating our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales and Issuances of Unregistered Securities

On August 31, 2026, the Company issued 416,666 restricted shares of its common stock, par value $0.01 per share (the "Shares") to ZTC Holdco, Inc., the seller in the Company's acquisition of Zuccaro Technical Consulting LLC. 270,833 of the Shares are initially subject to forfeiture. 187,500 of the Shares shall vest and be released on August 31, 2027, and the remaining 83,333 of the Shares shall vest and be released in eight substantially equal quarterly installments thereafter over a two-year period; provided that the Shares allocated to each of Anthony J. Zuccaro (65%) and Emily J. Sverchek (35%) vest only if such individual remains an employee of, or a consultant to, the Company (or a parent or subsidiary of the Company) as of the date of such release.

The Shares were issued as partial consideration for the acquisition of Zuccaro Technical Consulting LLC, and the Company received no cash proceeds from the issuance. The Shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering. The recipient represented that it was acquiring the Shares for investment purposes only and not with a view to distribution, and the Shares bear a restrictive legend and may not be offered or sold absent registration or an applicable exemption from registration.

Use of Proceeds from Registered Securities

On February 23, 2026, we closed our IPO in which we issued and sold 4,000,000 shares of common stock, and on March 26, 2026, as part of our IPO, we closed on a partial exercise of the underwriters’ overallotment option in which we issued and sold 58,477 shares of common stock. The offering terminated following the closing of the partial exercise of the overallotment option. The shares sold in our IPO were registered under the Securities Act pursuant to (i) our Registration Statement on Form S-1, as amended (File No. 333-291913), which was declared effective by the SEC on January 30, 2026, and (ii) our Registration Statement on Form S-1MEF (File No. 333-293601), which became effective automatically upon filing (collectively, the “Registration Statements”). The Benchmark Company, LLC acted as representative of the underwriters.

Our shares of common stock were sold at an IPO price of $6.00 per share, which generated net proceeds of approximately $21.5 million after deducting offering expenses totaling $2.9 million, consisting of underwriting discounts and commissions of $1,700,000, expenses paid to or for underwriters of $400,000, and other expenses of $800,000. None of the offering expenses were direct or indirect payments to our directors or officers, to persons owning 10% or more of our common stock, or to their associates or our affiliates.

From the effectiveness of the Registration Statements through September 30, 2026, we used approximately $14.0 million of the net proceeds. This consisted of $8.9 million to fund operating expenses, including personnel-related costs, product development, working capital and general corporate purposes; $3.2 million for capital expenditures and capitalized software development costs; $0.1 million, net of cash acquired, for the acquisition of the ZTC business; and $1.8 million to repay outstanding indebtedness under our line of credit. None of these payments were direct or indirect payments to our directors or officers, to persons owning 10% or more of our common stock, or to their associates or our affiliates, other than payments in the ordinary course of business to officers for salaries and benefits. Pending their use, the remaining net proceeds are held in cash.

There has been no material change in our planned use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our final prospectus, filed with the SEC on February 20, 2026, pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted trading arrangements for the sale of shares of the Company’s common stock, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 Trading Arrangement”):

On September 9, 2026, Cody Barnes, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Arrangement providing for the sale of up to 238,023 shares of our common stock. The arrangement will terminate on the earlier of September 30, 2027 and the date on which all transactions under the arrangement are completed.

On September 14, 2026, B. Scott Swann, our Chief Executive Officer, adopted a Rule 10b5-1 Trading Arrangement providing for the exercise of stock options and the sale of up to 142,000 shares of our common stock issuable upon such exercise. The arrangement will terminate on the earlier of January 31, 2028 and the date on which all transactions under the arrangement are completed.

On September 14, 2026, David Ray, our General Counsel, adopted a Rule 10b5-1 Trading Arrangement providing for the sale of up to 72,000 shares of our common stock. The arrangement will terminate on the earlier of January 31, 2028 and the date on which all transactions under the arrangement are completed.

On September 14, 2026, Joshua C. Klontz, our Chief Technology Officer and a member of the Board of Directors, adopted a Rule 10b5-1 Trading Arrangement providing for the sale of up to 192,000 shares of our common stock. The arrangement will terminate on the earlier of January 31, 2028 and the date on which all transactions under the arrangement are completed.

On September 24, 2026, Brendan F. Klare, our Chairman of the Board of Directors, President and Chief Scientist, adopted a Rule 10b5-1 Trading Arrangement providing for the sale of up to 192,000 shares of our common stock. The arrangement will terminate on the earlier of January 31, 2028 and the date on which all transactions under the arrangement are completed.

Other than as described above, during the three months ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed as a part of this quarterly report:

Exhibit Number	Description of Document
2.1

Purchase Agreement, dated June 23, 2026, by and among Rank One Computing Corporation, ZTC Holdco, Inc., Anthony J. Zuccaro, Emily J. Sverchek, and Zuccaro Technical Consulting LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2026)

3.1

Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 26, 2026)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 26, 2026)
10.1	2026 Equity Incentive Plan, dated January 8, 2026 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 26, 2026)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2026)
10.6

Contract for Commercial Products and Commercial Services, dated September 14, 2026, between the Company and the U.S. Department of Justice, Executive Office of United States Attorneys (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2026)

10.7

Form of Lock-up Agreement by and between the Company and certain members of the Company’s executive management team (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2026)

31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

* Filed herewith.

*** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 2026.

RANK ONE COMPUTING CORPORATION

By:	/s/ B. Scott Swann
Name:	B. Scott Swann
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cody Barnes
Name:	Cody Barnes
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)